Form 10-Q
period 1995-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1995-11-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2581971
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

                  250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

                                   (610) 964-7102
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                    Page 1 of 12
Part I:  Financial Information
Item 1:  Financial Statements

                       FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1995                      1994
                                         _____________            ____________

Cash and cash equivalents                $3,041,794               $ 4,782,344

Investment securities held to maturity         -                      495,991

Accounts receivable                          83,633                    93,178

Interest receivable                           5,156                    29,579

Due from related parties                     11,959                   109,450

Equipment under operating leases
(net of accumulated depreciation
of $13,368,678 and $15,372,609,
respectively)                             9,526,218                 9,753,048

Net investment in direct financing leases    41,234                    47,752

Equipment held for sale or lease             47,376                   411,449

Organization costs
(net of accumulated amortization of
 $10,000 and $9,334, respectively)             -                          666
                                         ___________              ___________

       Total assets                      $12,757,370              $15,723,457
                                         ===========              ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $    79,459              $   273,939

     Accounts payable and
      accrued expenses                       430,741                  248,337

     Due to related parties                  192,391                  177,205
                                         ___________              ___________
       Total liabilities                     702,591                  699,481

Partners' capital                         12,054,779               15,023,976
                                         ___________              ___________
        Total liabilities and
         partners' capital               $12,757,370              $15,723,457
                                         ===========              ===========


The accompanying notes are an integral part of these financial statements.


                                         2

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1995          1994        1995        1994
                                  ____          ____        ____        ____

Income:
     Rentals                   $1,238,981    $1,846,461  $4,011,518  $6,026,512
     Earned income on direct
      financing leases                951         1,145       3,002       3,571
     Interest                      40,666        75,872     190,483     210,839
     Gain on sale of equipment,
      net                         136,731        62,057      56,568     212,544
     Other                          2,824         8,804      19,832      11,000
                               __________    __________  __________  __________

                                1,420,153     1,994,339   4,281,403   6,464,466
                               __________    __________  __________  __________

Expenses:
     Depreciation and
      amortization              1,000,835     1,592,198  3,270,660    5,218,340
     Write-down of equipment
      to net realizable value      24,810        50,000    276,113      150,000
     General and administrative    27,068        22,743     70,213       78,857
     General and administrative
      to related party             44,376        93,004    170,520      250,415
     Management fee to
      related party                61,558        87,732    192,431      280,091
                               __________    __________  __________  __________

                                1,158,647     1,845,677   3,979,937   5,977,703
                               __________    __________  __________  __________

Net income                     $  261,506    $  148,662  $  301,466  $  486,763
                               ==========    ==========  ==========  ==========

Net income per equivalent
  limited partnership unit     $     7.37    $     3.27  $     7.51  $    10.25
                               ==========    ==========  ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                34,059        42,267      36,000      44,413
                               ==========    ==========   =========  ==========






     The accompanying notes are an integral part of these financial statements.




                                         3
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                    (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount         Total
                                _______     _____      ______         _____

Balance, January 1, 1995       $ 4,484     69,572   $15,019,492   $15,023,976

Redemptions                       -          (784)     (157,000)     (157,000)

Cash distributions             (31,136)      -       (3,082,527)   (3,113,663)

Net income                      31,096       -          270,370       301,466
                               _______     ______   ___________   ___________

Balance, September 30, 1995    $ 4,444     68,788   $12,050,335   $12,054,779
                               =======     ======   ===========   ===========





































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VII, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)
                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  301,466    $  486,763
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation and amortization                 3,270,660     5,218,340
     Write-down of equipment to
      net realizable value                           276,113       150,000
     Proceeds from direct financing leases, net
      of earned income                                 6,518         5,949
     Gain on sale of equipment, net                  (56,568)     (212,544)
     (Increase) decrease in accounts receivable        9,545        16,838
     (Increase) decrease in interest receivable       24,423         9,953
     (Increase) decrease in due from related
      parties                                         97,491       486,875
     Increase (decrease) in lease rents paid
      in advance                                    (194,480)     (145,501)
     Increase (decrease) in accounts payable
      and accrued expenses                           182,404       288,097
     Increase (decrease) in due to related
      parties                                         15,186       (97,636)
                                                  __________    __________
                                                   3,631,292     5,720,371
                                                  __________    __________
        Net cash provided by operating activities  3,932,758     6,207,134
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (3,972,406)   (5,711,161)
     Purchase of investment securities
      held to maturity                              (250,253)         -
     Maturity of investment securities
      held to maturity                               746,244     1,247,851
     Proceeds from sale of equipment               1,073,770       959,472
                                                  __________    __________
        Net cash used in investing activities     (2,402,645)   (3,503,838)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                         (157,000)     (516,678)
     Distributions                                (3,113,663)   (3,166,055)
                                                  __________    __________

        Net cash used in financing activities     (3,270,663)   (3,682,733)
                                                  __________    __________

     Decrease in cash and cash equivalents        (1,740,550)     (979,437)

     Cash and cash equivalents, beginning
      of period                                    4,782,344     5,284,487
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,041,794    $4,305,050
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.



                                         5
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 16 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $276,113 and $150,000 were charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1995 are as follows:

       Net minimum lease payments to be received         $49,000
       Less unearned income                                8,000
       Add expected future residuals                        -
                                                         _______

                                                         $41,000
                                                         =======







                                          6
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 1995 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1995                   $1,190,000            $ 3,000
                   1996                    3,834,000             13,000
                   1997                    2,301,000             13,000
                   1998                      676,000             13,000
                   1999 and thereafter       379,000              7,000
                                          __________            _______
                                          $8,380,000            $49,000
                                          ==========            =======

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly after the Limited Partners have received distributions at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1995 and 1994:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 1995          1994        1995        1994
                                 ____          ____        ____        ____

          Management fee       $61,558       $87,732    $192,431    $280,091
          Reimbursable costs    44,376        93,004     170,520     250,415
          Sales fee             11,867        15,455      33,361      29,694

    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.
                                          7
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $344,307 in October 1995 for the month ended September 30, 1995, to all admitted partners as of September 30, 1995.


















































                                          8


                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,420,153 and $1,994,339 for the three months ended September 30, 1995 and 1994, respectively, and $4,281,403 and $6,464,466 for the nine months ended September 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 87% and 93% of total revenues for the third quarter of 1995 and 1994, respectively and 94% and 93% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. Rental income decreased during 1995 by approximately $2,941,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by an increase of approximately $926,000 resulting from rental income realized on equipment purchases made since September 30, 1994. Additionally, the Fund incurred a net gain on sale of equipment of $56,568 during the first nine months of 1995 as compared to a net gain of $212,544 for the first nine months of 1994 which also contributed to the decrease in total revenues in 1995.

    Expenses were $1,158,647 and $1,845,677 for the three months ended Septem-ber 30, 1995 and 1994, respectively, and $3,979,937 and $5,977,703 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation and amortization comprised 86% of total expenses for the third quarter of both 1995 and 1994 and 82% and 87% of total expenses for the nine months ended September 30, 1995 and 1994, respectively. The decrease in expenses is directly related to the decrease in depreciation expense caused by equipment which came off lease or was terminated and sold since September 1994. Additionally, the decrease in management fees to related party resulting from the decrease in rentals also contributed to the decrease in total expenses. Furthermore, general and administrative expenses to related party decreased in 1995 because of the decrease in reimbursable costs incurred to the General Partner for remarketing of equipment. However, these decreases were offset by an increase in the write-down of equipment to net realizable value in 1995. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $276,113 and $150,000 was charged to expenses to write down equipment to its estimated net realizable value during the nine months ended September 30, 1995 and 1994, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income was $261,506 and $148,662 for the three months ended September 30, 1995 and 1994, respectively, and $301,466 and $486,763 for the nine months ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.37 and $3.27 based on a weighted average number of equivalent limited partnership units outstanding of 34,059 and 42,267 for the three months ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $7.51 and $10.25 based on a weighted average number of equivalent limited partnership units outstanding of 36,000 and 44,413 for the nine months ended September 30, 1995 and 1994, respectively.







                                         9
                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $1,150,420 and $1,728,803 of funds from operations, for the purpose of determining cash available for distribution, for the quarter ended September 30, 1995 and 1994, respectively, and distributed 60% and 40% to partners during the third quarter of 1995 and 1994, respectively, and 30% and 20% to partners in October 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the Fund generated $3,791,671 and $5,642,559 of funds from operations and distributed 73% and 56% of these amounts to partners during the nine months ended September 30, 1995 and 1994, respectively, and 9% and 6% of these amounts to partners in October 1995 and 1994, respectively.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1995 and 1994, the Fund purchased $3,972,406 and $5,711,161, respectively, of equipment. The Fund will continue to purchase equipment with sales proceeds and cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.































                                         10

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 12, 1995 reporting under Item 1.







































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VII, L.P.




            11-14-95    By:  P. Donald Mooney
            ________         _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            11-14-95    By:  Marianne T. Schuster
            ________         _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         12
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VII, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         12