Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 1996-03-28
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-19232

               Fidelity Leasing Income Fund VII, L.P.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

        Delaware                            23-2581971
_________________________________________________________________
(State of Organization)      (I.R.S. Employer Identification No.)

Suite 275, 7 E. Skippack Pike, Ambler, Pennsylvania      19002
_________________________________________________________________
       (Address of principal executive offices)        (Zip Code)

                         (215) 619-2800
_________________________________________________________________
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
        Title of Each Class                  on Which Registered

               None                            Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                     Limited Partnership Interests

                             Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 68,718.

There is no public market for these securities.

The index of Exhibits is located on page 11.
                                   1

                                 PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     The computer equipment industry is extremely competitive as well. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through product protection by the use of a policy which combines service and hardware benefits with payment for such benefits accomplished through a single periodic charge.





     The dominant factor in the marketplace is International Business Machines Corporation ("IBM"). Because of IBM's substantial resources and dominant position, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas by IBM might materially adversely affect the General Partner's ability to identify and purchase appropriate equipment. It is the belief of the General Partner that IBM will continue to make advances in the computer equipment industry which may result in revolutionary changes with respect to small, medium and large computer systems.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1995, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1995, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price      Percentage of
Type of Equipment Acquired         of Equipment      Total Equipment

Communication Controllers          $   388,491            1.68%
Disk Storage Systems                10,937,904           47.32
Mini Computer Systems                1,018,518            4.41
Network Communications               1,037,473            4.49
Personal Computers, Terminals
  and Display Stations               2,708,081           11.72
Printers                             3,004,564           13.00
Tape Storage Systems                 1,536,906            6.65
Other                                2,483,930           10.75
                                   ___________          ______

Totals                             $23,115,867          100.00%
                                   ===========          ======











                                   3
                      Breakdown of Equipment Usage
                      By Industrial Classification


                                 Purchase Price     Percentage of
Type of Business                  of Equipment      Total Equipment

Computers/Data Processing          $ 3,101,799         13.42%
Diversified Financial/
  Banking/Insurance                  5,382,142         23.28
Manufacturing/Refining               7,440,301         32.19
Retailing/Consumer Goods             6,052,518         26.18
Telephone/Telecommunications         1,139,107          4.93
                                   ___________        ______

Totals                             $23,115,867        100.00%
                                   ===========        ======

Average Initial Term of Leases (in months):  38



Item 3. LEGAL PROCEEDINGS

     Not applicable.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


























                               PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b) Number of Equity Security Holders:

                                   Number of Partners
         Title of Class          as of December 31, 1995

Limited Partnership Interests               2,396

General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                   1995           1994         1993          1992            1991
Total Income      $5,636,048   $8,309,679    $9,881,829    $9,655,903     $7,371,115
Net Income (Loss)    (17,688)     440,247       383,537       622,020      1,174,754
Distributions to
 Partners          3,577,138    4,211,302     5,474,654     4,613,818      4,262,656
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit      (0.50)        9.16          6.08          8.87          16.11
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year             35,095       43,457        54,121        64,912	         70,169

                                             December 31,

                   1995           1994           1993          1992            1991
Total Assets     $11,594,773  $15,723,457   $ 2,906,034   $26,742,013    $30,469,690
Equipment under
 Operating Leases
 and Equipment
 Held for Sale or
 Lease (Net)       8,696,769   10,164,497    12,777,429    18,523,597     25,320,063
Net Investment in
 Direct Financing
 Leases               38,961       47,752        55,776          -              -
Limited Partnership
 Units 	               68,718       69,572        71,593        76,026         76,337
Limited Partners       2,396        2,423         2,455         2,581          2,594

                                 5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $5,636,048, $8,309,679 and $9,881,829 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income from the leasing of computer equipment accounted for 94%, 91% and 92% of total revenues in 1995, 1994 and 1993, respectively. The decrease in total revenues in 1995 and 1994 is primarily attributable to the decrease in rental income. In 1995, rental income decreased by approximately $3,904,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by rental income of approximately $1,612,000 generated from equipment on operating leases purchased during 1995 as well as rental income earned from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. In 1994, rental income decreased by approximately $2,740,000 due to renewals of leases at lower rates and lease termination or sales of equipment. However, this decrease was offset by approximately $1,217,000 of rental income generated from equipment purchased in 1994 as well as rental income generated from 1993 equipment purchases for which a full year of rent was earned in 1994 and only a partial year was earned in 1993. Additionally, the Fund recognized a net gain on sale of equipment of $76,124, $447,736 and $534,307 for the years ended December 31, 1995,
1994 and 1993, respectively which also contributed to the decrease in revenues during these years.

    Expenses were $5,653,736, $7,869,432 and $9,498,292 for the twelve months ended December 31, 1995, 1994 and 1993, respectively. Depreciation and amortization comprised 75% of total expenses in 1995 and 83% of total expenses in both 1994 and 1993. The decrease in expenses in 1995 and 1994 was primarily related to a decrease in depreciation expense because of equipment which came off lease, terminated or was sold. The decrease in management fee to related party, resulting from the decrease in rental income in 1995 and 1994, also contributed to the decrease in overall expenses during these years. Currently the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1995, 1994 and 1993, approximately $711,000, $582,000 and $757,000, respectively was charged to write-down of equipment to net realizable value. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. In 1995, general and administrative expenses to related party increased because of the increase in administrative expenses incurred to the General Partner which offsets the decrease in overall expenses. Furthermore, general and administrative expense decreased in 1995 but increased in 1994 because of the fluctuation in equipment remarketing expenses incurred for these periods.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income (loss) was ($17,688), $440,247 and $383,537 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($0.50), $9.16 and $6.08 based on a weighted average number of equivalent limited partnership units outstanding of 35,095, 43,457 and 54,121 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations, of $4,852,588, $7,077,709 and $8,528,294 for the purpose of determining cash available for distribution, and distributed 74%, 54% and 60% of these amounts to partners in 1995, 1994 and 1993, respectively, and 0%, 5% and 4% of these amounts to partners in January 1996, 1995 and 1994, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1995, 1994 and 1993, the Fund purchased $4,514,330, $5,711,158, and $4,357,021 respectively, of equipment.

     Subsequent to December 31, 1995, the Fund purchased $173,000 of computer peripheral equipment subject to an operating lease.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                   7





                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective September 1, 1995, The Fidelity Mutual Life Insurance Company (in Rehabilitation) sold Fidelity Leasing Corporation (FLC), the General Partner of the Fund, to Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive
Officers of FLC are:

     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors, President, and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since
     1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since
     December 1995 and Equipment Brokerage Manager since 1993.













Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     Fidelity Leasing
     Corporation                General Partner     $289,802(1)
                                                    ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged $255,245 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1995, the General Partner received $35,771 of cash distributions.

     The Fund incurred $360,832 of reimbursable costs to the General Partner for services and materials provided in connection with the administration of the Fund during 1995.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return. During 1995, the Fund incurred a sales fee of $34,557 to the General Partner for services performed in connection with the disposition of equipment in 1995.






































                                   10
                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                Page Number

3(a) & (4)            Amended and Restated Agreement     *
                      of Limited Partnership

(9)                    not applicable

(10)                   not applicable

(11)                   not applicable

(12)                   not applicable

(13)                   not applicable

(18)                   not applicable

(19)                   not applicable

(22)                   not applicable

(23)                   not applicable

(24)                   not applicable

(25)                   not applicable

(28)                   not applicable


*  Incorporated by reference.













                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND VII, L.P.
                        A Delaware limited partnership

                        By:  FIDELITY LEASING CORPORATION

                             Freddie M. Kotek, Chairman
                        By:  ___________________________
                             Freddie M. Kotek, Chairman
                             and President

Dated March 26, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-26-96
Freddie M. Kotek             and President of Fidelity Leasing
                             Corporation (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of Fidelity Leasing        3-26-96
Michael L. Staines           Corporation



Marianne T. Schuster
____________________________  Vice President and Controller      3-26-96
Marianne T. Schuster          of Fidelity Leasing Corporation
                              (Principal Financial Officer)















                                       12
              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                             Pages

Report of Independent Certified Public Accountants           F-2

Balance Sheets as of December 31, 1995 and 1994              F-3

Statements of Operations for the years ended
     December 31, 1995, 1994 and 1993                        F-4

Statements of Partners' Capital for the years
     ended December 31, 1995, 1994 and 1993                  F-5

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993                        F-6

Notes to Financial Statements                                F-7 - F-12







All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.






























                                    F-1


Report of Independent Certified Public Accountants

The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995.
These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996



















                                          F-2

                      FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                         December 31,

                                                  1995                 1994
Cash and cash equivalents                      $ 2,199,456         $ 4,782,344

Investment securities held to maturity             499,740             495,991

Accounts receivable                                 78,373              93,178

Interest receivable                                 15,225              29,579

Due from related parties                            66,249             109,450

Equipment under operating leases
(net of accumulated depreciation
of $14,445,214 and $15,372,609,
respectively)                                    8,670,653           9,753,048

Net investment in direct financing
 leases                                             38,961              47,752

Equipment held for sale or lease                    26,116             411,449

Organization costs
(net of accumulated amortization
of $10,000 and $9,334, respectively)                  -                    666
                                               ___________         ___________

        Total assets                           $11,594,773         $15,723,457
                                               ===========         ===========

                          LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance              $    47,361         $   273,939

      Accounts payable and
       accrued expenses                             81,601             248,337

      Due to related parties                       204,707             177,205
                                               ___________         ___________

         Total liabilities                         333,669             699,481

Partners' capital                               11,261,104          15,023,976
                                               ___________         ___________

         Total liabilities and
          partners' capital                    $11,594,773         $15,723,457
                                               ===========         ===========

The accompanying notes are an integral part of these financial statements.
                                  F-3
                         FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                                           For the years ended December 31,

                                           1995         1994           1993

Income:
  Rentals                               $5,273,962   $7,566,419     $9,089,506
  Earned income on direct
   financing leases                          3,902        4,669	          2,154
  Interest                                 242,632      279,015	        232,878
  Gain on sale of equipment, net            76,124      447,736	        534,307
  Other                                     39,428       11,840	         22,984
                                        __________   __________     __________

                                         5,636,048    8,309,679	      9,881,829
                                        __________   __________     __________

Expenses:
  Depreciation and amortization          4,234,982    6,502,842      7,921,907
  Write-down of equipment to
   net realizable value                    711,418      582,356        757,157
  General and administrative                91,259      140,424        107,342
  General and administrative to
   related party                           360,832      290,813        290,053
  Management fee to related party          255,245      352,997        421,833
                                        __________   __________     __________

                                         5,653,736    7,869,432	      9,498,292
                                        __________   __________     __________

Net income (loss)                       $  (17,688)  $  440,247	     $  383,537
                                        ==========   ==========     ==========

Net income (loss) per equivalent
 limited partnership unit               $    (0.50)  $     9.16     $     6.08
                                        ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                   35,095       43,457	         54,121
                                        ==========   ==========     ==========






The accompanying notes are an integral part of these financial statements.



                                  F-4

                      FIDELITY LEASING INCOME FUND VII, L.P.

                          STATEMENTS OF PARTNERS' CAPITAL
               For the years ended December 31, 1995, 1994 and 1993


                                 General       Limited Partners
                                 Partner      Units        Amount           Total
                                 _______      ___________________           _____
Balance, January 1, 1993         $ 4,841      76,026   $25,967,164      $25,972,005

Redemptions                         -         (4,433)   (1,555,928)	      (1,555,928)

Cash distributions               (54,749)       -       (5,419,905)	      (5,474,654)

Net income                        54,496        -          329,041          383,537
                                 _______      ______   ___________      ___________

Balance, December 31, 1993         4,588      71,593    19,320,372       19,324,960

Redemptions                         -         (2,021)     (529,929)	        (529,929)

Cash distributions               (42,113)       -       (4,169,189)	      (4,211,302)

Net income                        42,009        -          398,238          440,247
                                 _______      ______   ___________      ___________

Balance, December 31, 1994         4,484      69,572    15,019,492       15,023,976

Redemptions                         -           (854)     (168,046)        (168,046)

Cash distributions               (35,771)       -       (3,541,367)      (3,577,138)

Net income (loss)                   (177)       -          (17,511)         (17,688)
                                 _______     _______   ___________      ___________

Balance, December 31, 1995      $(31,464)     68,718   $11,292,568      $11,261,104
                                 =======     =======   ===========      ===========







The accompanying notes are an integral part of these financial statements.









                                 F-5


                          FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                    1995           1994         1993
Cash flows from operating activities:
  Net income (loss)                           $   (17,688)    $  440,247   $  383,537
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                 4,234,982      6,502,842    7,921,907
  Write-down of equipment to net
   realizable value                               711,418        582,356      757,157
  Proceeds from direct financing leases,
   net of earned income                             8,791          8,024        3,136
  Gain on sale of equipment, net                  (76,124)      (447,736)    (534,307)
  (Increase) decrease in accounts receivable       14,805        184,541     (535,397)
  (Increase) decrease in due from related parties  43,201        393,667     (503,117)
  Increase (decrease) in lease rents paid in
   advance                                       (226,578)      (477,585)     162,153
  Increase (decrease) in accounts payable
   and accrued expenses                          (166,736)      (313,885)     444,485
  Increase (decrease) in due to related parties    27,502        (90,123)     205,096
  Increase (decrease) in other, net                14,353         (6,417)      33,970
                                               __________     __________   __________

                                                4,585,614      6,335,684    9,025,877
                                               __________     __________   __________

  Net cash provided by operating activities     4,567,936      6,775,931    9,409,414
                                               __________     __________   __________
Cash flows from investing activities:
  Acquisition of equipment                     (4,514,330)    (5,711,158)  (4,357,021)
  Investment in direct financing leases              -              -         (58,911)
  Purchase of investment securities
   held to maturity                              (749,993)    (4,428,116)       -
  Maturity of investment securities
   held to maturity                               746,244      5,913,802    1,404,990
  Proceeds from sale of equipment               1,112,449      1,688,629    1,960,431
                                               __________     __________   __________

  Net cash used in investing activities        (3,405,630)    (2,536,843)  (1,050,511)
                                               __________     __________   __________
Cash flows from financing activities:
  Distributions                                (3,577,138)    (4,211,302)  (5,474,654)
  Redemptions of capital                         (168,046)      (529,929)  (1,555,928)
                                               __________     __________   __________

  Net cash used in financing activities        (3,745,184)    (4,741,231)  (7,030,582)
                                               __________     __________   __________

Increase (decrease) in cash and cash
  equivalents                                  (2,582,888)      (502,143)   1,328,321

Cash and cash equivalents, beginning of year    4,782,344      5,284,487    3,956,166
                                               __________     __________   __________
Cash and cash equivalents, end of year         $2,199,456     $4,782,344   $5,284,487
                                               ==========     ==========   ==========
The accompanying notes are an integral part of these financial 	statements.
                                 F-6
                 FIDELITY LEASING INCOME FUND VII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of FML Leasehold Inc., a wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standard (SFAS)
No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income. The Fund's investment securities consist of U.S. Government Securities and certificates of deposit with maturities of less than thirteen months and cost approximates market. The adoption of this new standard had no financial statement impact on the Fund. Prior to the adoption of SFAS No. 115, investment securities were carried at cost which approximates market.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in securities backed by the United States Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of the Fund's leesees over different industries and geographies.

Equipment Held for Sale or Lease

Equipment held for sale or lease is carried at its estimated net realizable value.
                                  F-7
                FIDELITY LEASING INCOME FUND VII, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organization Costs

Organization costs were amortized over a five year period.

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases plus deferred revenue recognized. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

The Fund does have direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                 FIDELITY LEASING INCOME FUND VII, L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment semiannually. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $435,000, $432,000 and $757,000 or $12.39
$9.94 and $13.99 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1995, 1994 and 1993, respectively.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 12% compounded Priority Return (an amount equal to 12% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

Net Losses are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

                 FIDELITY LEASING INCOME FUND VII, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 16 to 60 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993 approximately $711,000, $582,000 and $757,000, respectively was charged to write-down of equipment to net realizable value. However the General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years.

During the year ended December 31, 1995, the Fund leased equipment under the direct financing method in accordance with SFAS
No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1995 is as follows:

        Net minimum lease payments to be received        $ 45,484
        Less unearned income                                6,523
        Add expected future residuals                         -
                                                         ________
                                                         $ 38,961
                                                         ========

The future approximate minimum rentals to be received on non-cancelable operating and direct financing leases as of December 31 are as follows:

                                                   Direct
                                Operating         Financing

          1996                  $4,089,000        $13,000
          1997                   2,465,000         13,000
          1998                     783,000         13,000
          1999                     268,000          6,000
          Thereafter               112,000           -
                                __________        _______

                                $7,717,000        $45,000
                                ==========        =======

                FIDELITY LEASING INCOME FUND VII, L.P.

4.  EQUIPMENT LEASED (Continued)

Subsequent to December 31, 1995, the Fund purchased $173,000 of equipment subject to operating leases with initial lease terms of 20 to 36 months. The future approximate minimum rentals to be received on these noncancellable operating leases are $83,000 in 1996, $77,000 in 1997, $64,000 in 1998 and $5,000 in 1999.

5.  RELATED PARTY TRANSACTIONS

The General Partner receives 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period form January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return.

Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its affiliates during the years ended December 31:

                                 1995       1994         1993

Management fee                $255,245    $352,997     $421,833
Reimbursable costs             360,832     290,813      290,053
Sales fee                       34,557      52,226       60,632

Amounts due from related parties at December 31, 1995 and 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1995 and 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                 FIDELITY LEASING INCOME FUND VII, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)


6.  MAJOR CUSTOMERS

For the year ended December 31, 1995, two customers accounted for approximately 20% and 16% of the Fund's rental income. For the year ended December 31, 1994, one customer accounted for approximately 11% of the Fund's rental income. For the year ended December 31, 1993, two customers accounted for approximately 14% and 13% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended           1995           1994          1993
            March            $1,043,568     $1,071,727    $1,149,009
            June              1,035,741      1,047,477	     1,753,009
            September         1,034,351      1,046,852	     1,494,998
            December            463,478      1,045,246	     1,077,638
                             __________     __________    __________

                             $3,577,138     $4,211,302    $5,474,654
                             ==========     ==========    ==========