Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 1996-05-15
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2581971
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                         ____________             ____________

Cash and cash equivalents               $ 3,203,332               $ 2,199,456

Investment securities held to maturity      499,740                   499,740

Accounts receivable                         178,934                    78,373

Interest receivable                           4,359                    15,225

Due from related parties                      9,400                    66,249

Equipment under operating leases
(net of accumulated depreciation
of $15,070,604 and $14,445,214,
respectively)                             7,723,658                 8,670,653

Net investment in direct financing leases    36,635                    38,961

Equipment held for sale or lease                315                    26,116

                                        ___________               ___________

       Total assets                     $11,656,373               $11,594,773
                                        ===========               ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance        $    79,205               $    47,361

     Accounts payable and
      accrued expenses                      595,398                    81,601

     Due to related parties                 291,397                   204,707
                                        ___________               ___________
       Total liabilities                    966,000                   333,669

Partners' capital                        10,690,373                11,261,104
                                        ___________               ___________
       Total liabilities and
        partners' capital               $11,656,373               $11,594,773
                                        ===========               ===========


The accompanying notes are an integral part of these financial statements.


                                       2



                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                    1996              1995
                                                  ________          ________

Income:
     Rentals                                    $1,247,330        $1,374,280
     Earned income on direct financing leases          848             1,050
     Interest                                       28,943            76,916
     Gain on sale of equipment, net                 54,797               -
     Other                                           1,138            15,863
                                                __________        __________

                                                 1,333,056         1,468,109
                                                __________        __________

Expenses:
     Depreciation and amortization                 961,385         1,131,303
     Write-down of equipment to net
      realizable value                             145,938            50,000
     General and administrative                     38,942            30,920
     General and administrative to related
      party                                         64,546            49,954
     Management fee to related party                62,269            64,792
     Loss on sale of equipment, net                   -                8,496
                                                __________        __________

                                                 1,273,080         1,335,465
                                                __________        __________

Net income                                      $   59,976        $  132,644
                                                ==========        ==========

Net income per equivalent
  limited partnership unit                      $     1.84        $     3.22
                                                ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               31,573            37,953
                                                ==========        ==========













The accompanying notes are an integral part of these financial statements.


                                       3
                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1996      $(31,464)    68,718   $11,292,568   $11,261,104

Redemptions                        -       (3,129)     (510,707)     (510,707)

Cash distributions              (1,200)        -       (118,800)     (120,000)

Net income                       1,800         -         58,176        59,976
                              ________     ______   ___________   ___________

Balance, March 31, 1996       $(30,864)    65,589   $10,721,237   $10,690,373
                              ========     ======   ===========   ===========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)
                                                      1996          1995
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $   59,976    $  132,644
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                   961,385     1,131,303
     Write-down of equipment to net
      realizable value                               145,938        50,000
     Proceeds from direct financing leases, net
      of earned income                                 2,325         2,123
     (Gain) loss on sale of equipment, net           (54,797)        8,496
     (Increase) decrease in accounts receivable     (100,561)      (59,108)
     (Increase) decrease in interest receivable       10,866        14,575
     (Increase) decrease in due from related parties  56,849       109,250
     Increase (decrease) in lease rents paid
      in advance                                      31,844      (113,635)
     Increase (decrease) in accounts payable and
      accrued expenses                               513,797       348,157
     Increase (decrease) in due to related parties    86,690       (12,956)
                                                  __________    __________
                                                   1,654,336     1,478,205
                                                  __________    __________

        Net cash provided by operating activities  1,714,312     1,610,849
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (173,002)     (730,120)
     Maturity of investment securities held
      to maturity                                       -          245,738
     Proceeds from sale of equipment                  93,273       612,768
                                                  __________    __________

        Net cash provided by (used in)
         investing activities                        (79,729)      128,386
                                                  __________    __________

Cash flows from financing activities:
     Redemptions of capital                         (510,707)     (124,762)
     Distributions                                  (120,000)   (1,043,575)
                                                  __________    __________

        Net cash used in financing activities       (630,707)   (1,168,337)
                                                  __________    __________

     Increase in cash and cash equivalents         1,003,876       570,898

     Cash and cash equivalents, beginning
      of period                                    2,199,456     4,782,344
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,203,332    $5,353,242
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                        5



                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 16 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $145,938 and $50,000 were charged to write-down of equipment to net realizable value for the three months ended March 31, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1996 is as follows:

       Net minimum lease payments to be received         $42,000
       Less unearned income                                6,000
       Add expected future residuals                        -
                                                         _______
                                                         $36,000
                                                         =======



                                       6


                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of March 31, 1996 are as follows:

                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1996                   $3,129,000            $ 9,000
                   1997                    2,548,000             13,000
                   1998                      807,000             13,000
                   1999                      269,000              7,000
                   2000                      112,000               -
                                          __________            _______
                                          $6,865,000            $42,000
                                          ==========            =======
3.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1996                 1995
                                             ________             ________

          Management fee                      $62,269              $64,792
          Reimbursable costs                   64,546               49,954
          Accrued sales fee                     2,885               18,952

    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                                     7

                      FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $60,000 in April 1996 for the month ended March 31, 1996, to all admitted partners as of March 31, 1996.
















































                                  8



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,333,056 and $1,468,109 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 94% of total revenues for the first quarter of both 1996 and 1995. The de-crease in revenues is primarily attributable to a decrease in rental income. Rental income decreased during 1996 by approximately $556,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $429,000 in rental income realized from equipment purchases made since March 31, 1995. Additionally, the decrease in interest income in 1996 resulting from lower cash balances available for investment also contributed to the decrease in total revenues. Additionally, the Fund recognized a net gain on sale of equipment of $54,797 during the first quarter of 1996 as compared to a net loss on sale of equipment of $8,496 for the first quarter of 1995 which lessened the overall decrease in total revenues in 1996.

    Expenses were $1,273,080 and $1,335,465 during the three months ended March 31, 1996 and 1995, respectively. Depreciation and amortization comprised 76% and 85% of total expenses during the first quarter of 1996 and 1995, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease since the first quarter of 1995. However, the increase in write-down of equipment to net realizable value in 1996 reduced the overall decrease in total expenses. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $145,938 and $50,000 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended March 31, 1996 and 1995, the Fund had net income of $59,976 and $132,644, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $1.84 and $3.22 based on a weighted average number of equivalent limited partnership units outstanding of 31,573 and 37,953 for the three months ended March 31, 1996 and 1995, respectively.

    The Fund generated $1,112,502 and $1,322,443 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1996 and 1995, respectively and distributed 11% and 53% of these amounts to partners during the first quarter of 1996 and 1995, respec-tively and 5% and 26% of these amounts to partners in April 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    During the quarter ended March 31, 1996 and 1995, the Fund purchased $173,002 and $730,120 respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.
                                      9

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None








































                                         10
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)



































                                         11