Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 1996-08-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                         ____________             ____________

Cash and cash equivalents               $ 4,012,058               $ 2,199,456

Investment securities held to maturity         -                      499,740

Accounts receivable                          77,125                    78,373

Interest receivable                          37,163                    15,225

Due from related parties                    106,766                    66,249

Equipment under operating leases
(net of accumulated depreciation
of $13,949,008 and $14,445,214,
respectively)                             6,648,004                 8,670,653

Net investment in direct financing leases    34,257                    38,961

Equipment held for sale or lease            127,278                    26,116

                                        ___________               ___________

       Total assets                     $11,042,651               $11,594,773
                                        ===========               ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance        $    92,008               $    47,361

     Accounts payable and
      accrued expenses                      172,366                    81,601

     Due to related parties                      83                   204,707
                                        ___________               ___________
       Total liabilities                    264,457                   333,669

Partners' capital                        10,778,194                11,261,104
                                        ___________               ___________
       Total liabilities and
        partners' capital               $11,042,651               $11,594,773
                                        ===========               ===========


The accompanying notes are an integral part of these financial statements.




                                       2

                      FIDELITY LEASING INCOME FUND VII, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                 1996          1995       1996        1995
                                 ____          ____       ____        ____

Income:
     Rentals                  $1,203,656   $1,398,257   $2,450,986  $2,772,537
     Earned income on direct
      financing leases               795        1,001        1,643       2,051
     Interest                     59,215       72,901       88,158     149,817
     Gain on sale of equipment,
      net                        234,195         -         288,992        -
     Other                         2,384        1,145        3,522      17,008
                              __________   __________   __________  __________

                               1,500,245    1,473,304    2,833,301   2,941,413
                              __________   __________   __________  __________

Expenses:
     Depreciation and
      amortization               931,098    1,138,522    1,892,483   2,269,825
     Write-down of equipment to
      net realizable value       133,455      201,303      279,393     251,303
     General and administrative   35,296       12,225       74,238      43,145
     General and administrative
      to related party            72,329       76,190      136,875     126,144
     Management fee to
      related party               60,246       66,081      122,515     130,873
     Loss on sale of equipment,
      net                           -          71,667         -         80,163
                              __________   __________   __________  __________

                               1,232,424    1,565,988    2,505,504   2,901,453
                              __________   __________   __________  __________

Net income (loss)             $  267,821   $  (92,684)  $  327,797  $   39,960
                              ==========   ==========   ==========  ==========

Net income per equivalent
  limited partnership unit    $     8.65   $    (2.55)  $    10.41  $      .52
                              ==========   ==========   ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstand-
  ing during the period           30,739       35,989       31,156      36,971
                              ==========   ==========   ==========  ==========







The accompanying notes are an integral part of these financial statements.


                                       3


                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1996      $(31,464)    68,718   $11,292,568   $11,261,104

Redemptions                       -        (3,129)     (510,707)     (510,707)

Cash distributions              (3,000)      -         (297,000)     (300,000)

Net income                       3,600       -          324,197       327,797
                              ________     ______   ___________   ___________

Balance, June 30, 1996        $(30,864)    65,589   $10,809,058   $10,778,194
                              ========     ======   ===========   ===========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1996 and 1995
                                  (Unaudited)
                                                      1996          1995
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  327,797    $   39,960
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                 1,892,483     2,269,825
     Write-down of equipment to net
      realizable value                               279,393       251,303
     Proceeds from direct financing leases, net
      of earned income                                 4,704         4,296
     (Gain) loss on sale of equipment, net          (288,992)       80,163
     (Increase) decrease in accounts receivable        1,248       (99,290)
     (Increase) decrease in interest receivable      (21,938)        8,416
     (Increase) decrease in due from related parties (40,517)       74,489
     Increase (decrease) in lease rents paid
      in advance                                      44,647      (134,227)
     Increase (decrease) in accounts payable-
      equipment                                         -          332,940
     Increase (decrease) in accounts payable and
      accrued expenses                                90,765      (181,925)
     Increase (decrease) in due to related parties  (204,624)       22,744
                                                  __________    __________
                                                   1,757,169     2,628,734
                                                  __________    __________
        Net cash provided by operating activities  2,084,966     2,668,694
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (299,957)   (3,738,009)
     Purchase of investment securities held
      to maturity                                       -         (250,253)
     Maturity of investment securities held
      to maturity                                    499,740       746,244
     Proceeds from sale of equipment                 338,560       694,976
                                                  __________    __________
        Net cash provided by (used in)
         investing activities                        538,343    (2,547,042)
                                                  __________    __________

Cash flows from financing activities:
     Redemptions of capital                         (510,707)     (132,426)
     Distributions                                  (300,000)   (2,079,314)
                                                  __________    __________

        Net cash used in financing activities       (810,707)   (2,211,740)
                                                  __________    __________

     Increase (decrease)in cash and cash
       equivalents                                 1,812,602    (2,090,088)

     Cash and cash equivalents, beginning
       of period                                   2,199,456     4,782,344
                                                  __________    __________
     Cash and cash equivalents, end of period     $4,012,058    $2,692,256
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                        5
                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 16 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $279,393 and $251,303 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1996 is as follows:

       Net minimum lease payments to be received         $39,000
       Less unearned income                                5,000
       Add expected future residuals                        -
                                                         _______
                                                         $34,000
                                                         =======







                                       6


                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of June 30, 1996 are as follows:

                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1996                   $2,030,000            $ 6,000
                   1997                    2,584,000             13,000
                   1998                      807,000             13,000
                   1999                      269,000              7,000
                   2000                      112,000               -
                                          __________            _______
                                          $5,802,000            $39,000
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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $193,808 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the three months ended June 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended
    June 30, 1996 and 1995:
                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               1996          1995      1996        1995
                               ____          ____      ____        ____

    Management fee           $60,246       $66,081   $122,515    $130,873
    Reimbursable costs        72,329        76,190    136,875     126,144
    Accrued sales fee           -            2,542       -         21,494


                                   7
                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $60,000 in July 1996 for the month ended June 30, 1996, to all admitted partners as of June 30, 1996.

    Lease Commitment:

    Subsequent to June 30, 1996, the Fund purchased $362,700 of equipment subject to an operating lease with an initial lease term of 36 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $47,000 in 1996, $111,000 in 1997, $111,000 in 1998 and
    $63,000 in 1999.
































                                  8
                FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,500,245 and $1,473,304 for the three months ended June 30, 1996 and 1995, respectively, and $2,833,301 and $2,941,413 for the six months ended June 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 80% and 95% of total revenues for the second quarter of 1996 and 1995, respectively and 87% and 94% of total revenues for the six months ended June 30, 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. Rental income decreased during 1996 by approximately $694,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $372,000 of rental income realized from equipment purchases made since June 30, 1995 as well as rental income recognized on 1995 equipment purchases for which a full six months was earned in 1996 and only a portion of the six months was earned in 1995. Additionally, the decrease in interest income in 1996 resulting from lower cash balances available for investment also contributed to the decrease in total revenues in 1996. However, the Fund incurred a net gain on sale of equipment of $288,992 during the first six months of 1996 as compared to a net loss of $80,163 for the first six months of 1995 which lessened the overall decrease in total revenues in 1996.

    Expenses were $1,232,424 and $1,565,988 for the three months ended June 30, 30, 1996 and 1995, respectively, and $2,505,504 and $2,901,453 for the six months ended June 30, 1996 and 1995, respectively. Depreciation and amortization comprised 76% and 73% of total expenses during the quarter ended June 30, 1996 and 1995, respectively and 87% and 73% of total expenses during
the six months ended June 30, 1996 and 1995, respectively.   The decrease in
expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease or was terminated and sold since June 1995. However, the increase in write-down of equipment to net realizable value during the first six months of 1996 reduced the overall decrease in total expenses. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $279,393 and $251,303 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was $267,821 and ($92,684) for the three months ended June 30, 1996 and 1995, respectively, and $327,797 and $39,960 for the six months ended June 30, 1996 and 1995, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $8.65 and ($2.55) based on a weighted average number of equivalent limited partnership units outstanding of 30,739 and 35,989 for the three months ended June 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.41 and $0.52 based on a weighted average number of equivalent limited partnership units outstanding of 31,156 and 36,971 for the six months ended June 30, 1996 and 1995, respectively.





                                   9

                 FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $1,098,179 and $1,318,808 of funds from operations, for the purpose of determining cash available for distribution, for the quarter ended June 30, 1996 and 1995, respectively and distributed 11% and 52% of these amounts to partners during the second quarter of 1996 and 1995, respec-tively and 5% and 26% to partners in July 1996 and 1995, respectively.
For the six months ended June 30, 1996 and 1995, the Fund generated $2,210,681 and $2,641,251 of funds from operations and distributed 14% and 66% of these amounts to partners during the six months ended June 30, 1996 and 1995, respectively and 3% and 13% of these amounts to partners in July 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1996 and 1995, the Fund purchased $299,957 and $3,738,009, respectively of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to June 30, 1996, the Fund purchased $362,700 of computer peripheral equipment subject to an operating lease.

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

                                 June 30, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None








































                                         11

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-13-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)



































                                         12

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-13-96      By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-96       By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)


































                                         12