Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1996-11-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2581971
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

                  Seven East Skippack Pike, Ambler, Pennsylvania  19002
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

                       FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1996                     1995
                                         _____________            ____________

Cash and cash equivalents                 $ 1,732,646             $ 2,199,456

Investment securities held to maturity           -                    499,740

Accounts receivable                           233,728                  78,373

Interest receivable                            37,163                  15,225

Due from related parties                      205,953                  66,249

Equipment under operating leases
(net of accumulated depreciation
of $12,751,177 and $14,445,214,
respectively)                               8,865,512               8,670,653

Net investment in direct financing leases      31,824                  38,961

Equipment held for sale or lease               74,564                  26,116

                                          ___________             ___________

       Total assets                       $11,181,390             $11,594,773
                                          ===========             ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    94,032             $    47,361

     Accounts payable and
      accrued expenses                        180,042                  81,601

     Due to related parties                      -                    204,707
                                          ___________             ___________
       Total liabilities                      274,074                 333,669

Partners' capital                          10,907,316              11,261,104
                                          ___________             ___________
        Total liabilities and
         partners' capital                $11,181,390             $11,594,773
                                          ===========             ===========


The accompanying notes are an integral part of these financial statements.




                                         2

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1996          1995        1996        1995
                                  ____          ____        ____        ____

Income:
     Rentals                   $1,287,599    $1,238,981  $3,738,585  $4,011,518
     Earned income on direct
      financing leases                740           951       2,383       3,002
     Interest                      21,993        40,666     110,151     190,483
     Gain on sale of equipment,
      net                         317,035       136,731     606,027      56,568
     Other                          2,823         2,824       6,345      19,832
                               __________    __________  __________  __________

                                1,630,190     1,420,153   4,463,491   4,281,403
                               __________    __________  __________  __________

Expenses:
     Depreciation and
      amortization              1,017,226     1,000,835   2,909,709   3,270,660
     Write-down of equipment
      to net realizable value     133,455        24,810     412,848     276,113
     General and administrative    33,366        27,068     107,604      70,213
     General and administrative
      to related party             72,577        44,376     209,452     170,520
     Management fee to
      related party                64,444        61,558     186,959     192,431
                               __________    __________  __________  __________

                                1,321,068     1,158,647   3,826,572   3,979,937
                               __________    __________  __________  __________

Net income                     $  309,122    $  261,506  $  636,919  $  301,466
                               ==========    ==========  ==========  ==========

Net income per equivalent
  limited partnership unit     $     9.89    $     7.37  $    20.29  $     7.51
                               ==========    ==========  ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                31,067        34,059      31,127      36,000
                               ==========    ==========   =========  ==========






     The accompanying notes are an integral part of these financial statements.





                                         3
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                    (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount         Total
                                _______     _____      ______         _____

Balance, January 1, 1996     $ (31,464)    68,718   $11,292,568   $11,261,104

Redemptions                       -        (3,129)     (510,707)     (510,707)

Cash distributions              (4,800)      -         (475,200)     (480,000)

Net income                       5,400       -          631,519       636,919
                              ________     ______   ___________   ___________

Balance, September 30, 1996   $(30,864)    65,589   $10,938,180   $10,907,316
                              ========     ======   ===========   ===========





































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VII, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996 and 1995
                                     (Unaudited)
                                                      1996          1995
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  636,919    $  301,466
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation and amortization                 2,909,709     3,270,660
     Write-down of equipment to
      net realizable value                           412,848       276,113
     Proceeds from direct financing leases, net
      of earned income                                 7,137         6,518
     Gain on sale of equipment, net                 (606,027)      (56,568)
     (Increase) decrease in accounts receivable     (155,355)        9,545
     (Increase) decrease in interest receivable      (21,938)       24,423
     (Increase) decrease in due from related
      parties                                       (139,704)       97,491
     Increase (decrease) in lease rents paid
      in advance                                      46,671      (194,480)
     Increase (decrease) in accounts payable
      and accrued expenses                            98,441       182,404
     Increase (decrease) in due to related
      parties                                       (204,707)       15,186
                                                  __________    __________
                                                   2,347,075     3,631,292
                                                  __________    __________
        Net cash provided by operating activities  2,983,994     3,932,758
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (3,635,051)   (3,972,406)
     Purchase of investment securities
      held to maturity                                  -         (250,253)
     Maturity of investment securities
      held to maturity                               499,740       746,244
     Proceeds from sale of equipment                 675,214     1,073,770
                                                  __________    __________
        Net cash used in investing activities     (2,460,097)   (2,402,645)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                         (510,707)     (157,000)
     Distributions                                  (480,000)   (3,113,663)
                                                  __________    __________

        Net cash used in financing activities       (990,707)   (3,270,663)
                                                  __________    __________

     Decrease in cash and cash equivalents          (466,810)   (1,740,550)

     Cash and cash equivalents, beginning
      of period                                    2,199,456     4,782,344
                                                  __________    __________
     Cash and cash equivalents, end of period     $1,732,646    $3,041,794
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.



                                         5
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 20 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $ 412,848 and $276,113 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1996 are as follows:

       Net minimum lease payments to be received         $36,000
       Less unearned income                                4,000
       Add expected future residuals                        -
                                                         _______

                                                         $32,000
                                                         =======








                                          6
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 1996 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1996                   $1,276,000            $ 3,000
                   1997                    3,652,000             13,000
                   1998                    1,880,000             13,000
                   1999                      899,000              7,000
                   2000                      112,000               -
                                          __________            _______
                                          $7,819,000            $36,000
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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $193,808 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the nine months ended September 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1996 and 1995:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 1996          1995        1996        1995
                                 ____          ____        ____        ____

          Management fee       $64,444       $61,558      $186,959  $192,431
          Reimbursable costs    72,577        44,376       209,452   170,520
          Accrued sales fee       -           11,867          -       33,361


                                          7
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    The amount due to related parties at December 31, 1995 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $60,000 in October 1996 for the month ended September 30, 1996, to all admitted partners as of September 30, 1996.








































                                          8
                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,630,190 and $1,420,153 for the three months ended September 30, 1996 and 1995, respectively, and $4,463,491 and $4,281,403 for the nine months ended September 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 79% and 87% of total revenues for the third quarter of 1996 and 1995, respectively and 84% and 94% for the nine months ended September 30, 1996 and 1995, respectively. The increase in revenues is primarily attributable to an increase in the net gain on sale of equipment.
The Fund recognized a net gain on sale of equipment of $606,027 during the first nine months of 1996 as compared to $56,568 for the first nine months of 1995 which caused an increase in total revenues in 1996. The overall increase in revenues in 1996, however, was reduced by the decrease in both rental income and interest income. Rental income decreased during 1996 by approximately $937,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $664,000 of rental income realized from equipment purchases made since September 30, 1995 as well as rental income earned on 1995 equipment purchases for which a full nine months was earned in 1996 and only a portion of the nine months was earned in 1995. Additionally, interest income decreased in 1996 because of lower cash balances available for investment by the Fund.

    Expenses were $1,321,068 and $1,158,647 for the three months ended Septem-ber 30, 1996 and 1995, respectively, and $3,826,572 and $3,979,937 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation and amortization comprised 77% and 86% of total expenses for the third quarter of 1996 and 1995, respectively and 76% and 82% of total expenses for the nine months ended September 30, 1996 and 1995, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease or was terminated and sold. However, the increase in write-down of equipment to net realizable value during the first nine months of 1996 reduced the overall decrease in total expenses. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $412,848 and $276,113 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income was $309,122 and $261,506 for the three months ended September 30, 1996 and 1995, respectively, and $636,919 and $301,466 for the nine months ended September 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $9.89 and $7.37 based on a weighted average number of equivalent limited partnership units outstanding of 31,067 and 34,059 for the three months ended September 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $20.29 and $7.51 based on a weighted average number of equivalent limited partnership units outstanding of 31,127 and 36,000 for the nine months ended September 30, 1996 and 1995, respectively.








                                         9
                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $1,142,768 and $1,150,420 of funds from operations, for the purpose of determining cash available for distribution for the quarter ended September 30, 1996 and 1995, respectively, and distributed 11% and 60% to partners during the third quarter of 1996 and 1995, respectively, and 5% and 30% to partners in October 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the Fund generated $3,353,449 and $3,791,671 of funds from operations and distributed 14% and 73% of these amounts to partners during the nine months ended September 30, 1996 and 1995, respectively, and 2% and 9% of these amounts to partners in October 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1996 and 1995, the Fund purchased $3,635,051 and $3,972,406, respectively, of equipment. The Fund will continue to purchase equipment with sales proceeds and cash available from operations which is not distributed to partners.

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

                                 September 30, 1996

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

                       FIDELITY LEASING INCOME FUND VII, L.P.




          11-13-96    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-13-96    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)



































                                         12



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VII, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                         12