Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 1997-03-31
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 65,589.

There is no public market for these securities.

The index of Exhibits is located on page 10.
                                   1

                                 PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer equipment, including, printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees.  All persons who work on the Fund are employees of the General Partner.
                                 2


Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price      Percentage of
Type of Equipment Acquired         of Equipment      Total Equipment

Communication Controllers         $ 1,981,816           10.08%
Disk Storage Systems                7,400,989           37.64
Mini Computer Systems                 365,416            1.86
Network Communications                528,917            2.69
Personal Computers, Terminals
  and Display Stations              4,289,436           21.81
Printers                            2,638,645           13.42
Other                               2,457,213           12.50
                                  ___________          ______
Totals                            $19,662,432          100.00%
                                  ===========          ======

                      Breakdown of Equipment Usage
                      By Industrial Classification


                                 Purchase Price     Percentage of
Type of Business                  of Equipment      Total Equipment

Computers/Data Processing          $ 1,194,957          6.08%
Diversified Financial/
  Banking/Insurance                  7,626,457         38.78
Manufacturing/Refining               4,897,220         24.91
Retailing/Consumer Goods             4,739,254         24.10
Telephone/Telecommunications         1,204,544          6.13
                                   ___________        ______

Totals                             $19,662,432        100.00%
                                   ===========        ======

Average Initial Term of Leases (in months):  39



Item 3. LEGAL PROCEEDINGS

     Not applicable.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                  3

                               PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b) Number of Equity Security Holders:

                                   Number of Partners
         Title of Class          as of December 31, 1996

Limited Partnership Interests               2,307

General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                   1996           1995         1994          1993            1992
Total Income      $ 5,778,248  $5,636,048    $8,309,679    $9,881,829     $9,655,903
Net Income (Loss)     604,654     (17,688)      440,247       383,537        622,020
Distributions to
 Partners             600,000   3,577,138     4,211,302     5,474,654      4,613,818
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit       19.23       (0.50)         9.16          6.08           8.87
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year              31,096      35,095        43,457        54,121         64,912

                                             December 31,

                   1996           1995           1994          1993            1992
Total Assets     $10,941,033  $11,594,773   $15,723,457   $20,906,034    $26,742,013
Equipment under
 Operating Leases
 and Equipment
 Held for Sale or
 Lease (Net)       7,734,171    8,696,769    10,164,497    12,777,429     18,523,597
Net Investment in
 Direct Financing
 Leases               29,334       38,961        47,752        55,776           -
Limited Partnership
 Units 	               65,589       68,718        69,572        71,593         76,026
Limited Partners       2,307        2,396         2,423         2,455          2,581






                                 4
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $5,778,248, $5,636,048 and $8,309,679 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from the leasing of computer equipment accounted for 87%, 94% and 91% of total revenues in 1996, 1995 and 1994, respectively. The increase in revenues in 1996 is primarily attributable to an increase in the net gain on sale of equipment. The Fund recognized a net gain on sale of equipment of $627,800 for the year ended December 31, 1996 as compared to $76,124 for the year ended December 31, 1995. The overall increase in revenues in 1996 was mitigated by a decrease in both rental and interest income. In 1996, rental income decreased by approximately $1,226,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $984,000 generated from equipment on operating leases purchased during 1996 as well as rental income earned on 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. In addition, interest income decreased in 1996 because of lower interest rates earned on invested cash by the Fund. The decrease in total revenues in 1995 mainly resulted from the decrease in rental income. In 1995, rental income decreased by approximately $3,904,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. However, this decrease was reduced by approximately $1,612,000 of rental income generated from equipment purchased in 1995 as well as rental income generated from 1994 equipment purchases for which a full year of rent was earned in 1995 and only a partial year was earned in 1994. The Fund recognized a net gain on sale of equipment of $76,124 and $447,736 for the twelve months ended December 31, 1995 and 1994, respectively, which also accounts for the decrease in total revenues in 1995.

    Expenses were $5,173,594, $5,653,736 and $7,869,432 for the twelve months ended December 31, 1996, 1995 and 1994, respectively. Depreciation and amortization comprised 76% of total expenses in 1996, 75% of total expenses in 1995 and 83% of total expenses in 1994. The decrease in expenses in 1996 and 1995 was primarily related to the decrease in depreciation expense due to equipment which came off lease, terminated or was sold. In 1996, 1995 and 1994, approximately $546,000, $711,000 and $582,000, respectively was charged to write-down of equipment to net realizable value. The fluctuation in this account contributed to the overall decrease in expenses in 1996 and mitigated the overall decrease in expenses in 1995. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The decrease in management fee to related party, resulting from the decrease in rental income in 1996 and 1995, also contributed to the decrease in overall expenses during these years.
                                 5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income (loss) was $604,654, ($17,688) and $440,247 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $19.23, ($0.50) and $9.16 based on a weighted average number of equivalent limited partnership units outstanding of 31,096, 35,095 and 43,457 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Fund generated funds from operations, of $4,458,863, $4,852,588 and $7,077,709 for the purpose of determining cash available for distribution, and distributed 13%, 74% and 54% of these amounts to partners in 1996, 1995 and 1994, respectively, and 3%, 0% and 5% of these amounts to partners in January and February 1997, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1996, 1995 and 1994, the Fund purchased $3,759,606, $4,514,330, and $5,711,158, respectively, of equipment.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.








                                  6
                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L. Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.
















                                       7


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     F.L. Partnership
     Management, Inc.           General Partner     $251,713(1)
                                                    ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged $251,713 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.





                                 8
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return.
Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $193,808 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the year ended December 31, 1996.

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1996, the General Partner received $6,000 of cash distributions.

     The Fund incurred $303,419 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.



































                                   9
                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

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















                                10

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FIDELITY LEASING INCOME FUND VII, L.P.
                        A Delaware limited partnership

                        By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                             Freddie M. Kotek, Chairman
                        By:  ___________________________
                             Freddie M. Kotek, Chairman
                             and President

Dated March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors    3/27/97
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership           3/27/97
Michael L. Staines           Management, Inc.



Marianne T. Schuster
____________________________  Vice President and Controller        3/27/97
Marianne T. Schuster          of F.L. Partnership Management, Inc.
                              (Principal Financial Officer)















                                       11
              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                             Pages

Report of Independent Certified Public Accountants           F-2

Balance Sheets as of December 31, 1996 and 1995              F-3

Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                        F-4

Statements of Partners' Capital for the years
     ended December 31, 1996, 1995 and 1994                  F-5

Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994                        F-6

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
































                                    F-1
Report of Independent Certified Public Accountants

The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997























                                          F-2
                      FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                         December 31,

                                                  1996                 1995
Cash and cash equivalents                      $ 2,983,264         $ 2,199,456

Investment securities held to maturity                -                499,740

Accounts receivable                                146,010              78,373

Interest receivable                                   -                 15,225

Due from related parties                            48,254              66,249

Equipment under operating leases
(net of accumulated depreciation
of $11,958,429 and $14,445,214,
respectively)                                    7,704,003           8,670,653

Net investment in direct financing
 leases                                             29,334              38,961

Equipment held for sale or lease                    30,168              26,116
                                               ___________         ___________

        Total assets                           $10,941,033         $11,594,773
                                               ===========         ===========

                          LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance              $    98,834         $    47,361

      Accounts payable and
       accrued expenses                             67,530              63,970

      Due to related parties                        19,620             222,338
                                               ___________         ___________

         Total liabilities                         185,984             333,669

Partners' capital                               10,755,049          11,261,104
                                               ___________         ___________

         Total liabilities and
          partners' capital                    $10,941,033         $11,594,773
                                               ===========         ===========





The accompanying notes are an integral part of these financial statements.







                                  F-3
                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                                           For the years ended December 31,

                                           1996         1995           1994

Income:
  Rentals                               $5,032,406   $5,273,962     $7,566,419
  Earned income on direct
   financing leases                          3,067        3,902          4,669
  Interest                                 103,513      242,632        279,015
  Gain on sale of equipment, net           627,800       76,124        447,736
  Other                                     11,462       39,428         11,840
                                        __________   __________     __________

                                         5,778,248    5,636,048      8,309,679
                                        __________   __________     __________

Expenses:
  Depreciation and amortization          3,935,706    4,234,982      6,502,842
  Write-down of equipment to
   net realizable value                    546,303      711,418        582,356
  General and administrative               136,453       73,628        140,424
  General and administrative to
   related party                           303,419      378,463        290,813
  Management fee to related party          251,713      255,245        352,997
                                        __________   __________     __________

                                         5,173,594    5,653,736      7,869,432
                                        __________   __________     __________

Net income (loss)                       $  604,654   $  (17,688)	    $  440,247
                                        ==========   ==========     ==========

Net income (loss) per equivalent
 limited partnership unit               $    19.23   $    (0.50)    $     9.16
                                        ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                   31,096       35,095         43,457
                                        ==========   ==========     ==========











The accompanying notes are an integral part of these financial statements.







                                  F-4
                      FIDELITY LEASING INCOME FUND VII, L.P.

                          STATEMENTS OF PARTNERS' CAPITAL
               For the years ended December 31, 1996, 1995 and 1994


                                 General       Limited Partners
                                 Partner      Units        Amount           Total
                                ________      ___________________           _____
Balance, January 1, 1994         $ 4,588      71,593   $19,320,372      $19,324,960

Redemptions                         -         (2,021)     (529,929)        (529,929)

Cash distributions               (42,113)       -       (4,169,189)      (4,211,302)

Net income                        42,009        -          398,238          440,247
                                ________      ______   ___________      ___________

Balance, December 31, 1994         4,484      69,572    15,019,492       15,023,976

Redemptions                         -           (854)     (168,046)        (168,046)

Cash distributions               (35,771)       -       (3,541,367)      (3,577,138)

Net income (loss)                   (177)       -          (17,511)         (17,688)
                                ________      ______   ___________      ___________

Balance, December 31, 1995       (31,464)     68,718    11,292,568       11,261,104

Redemptions                         -         (3,129)     (510,709)        (510,709)

Cash distributions                (6,000)       -         (594,000)        (600,000)

Net income                         7,200        -          597,454          604,654
                                ________      ______   ___________      ___________

Balance, December 31, 1996      $(30,264)     65,589   $10,785,313      $10,755,049
                                ========      ======   ===========      ===========












The accompanying notes are an integral part of these financial statements.













                                 F-5
                          FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                    1996           1995         1994
Cash flows from operating activities:
  Net income (loss)                           $  604,654      $  (17,688)    $  440,247
                                              ___________     __________     __________
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                 3,935,706      4,234,982      6,502,842
  Write-down of equipment to net
   realizable value                               546,303        711,418        582,356
  Proceeds from direct financing leases,
   net of earned income                             9,627          8,791          8,024
  Gain on sale of equipment, net                 (627,800)       (76,124)      (447,736)
  (Increase) decrease in accounts receivable      (67,637)        14,805        184,541
  (Increase) decrease in due from related parties  17,995         43,201        393,667
  Increase (decrease) in lease rents paid in
   advance                                         51,473       (226,578)      (477,585)
  Increase (decrease) in accounts payable
   and accrued expenses                             3,560       (184,367)      (313,885)
  Increase (decrease) in due to related parties  (202,718)        45,133        (90,123)
  Increase (decrease) in other, net                15,225         14,354         (6,417)
                                               __________     __________     __________

                                                3,681,734      4,585,615      6,335,684
                                               __________     __________     __________

  Net cash provided by operating activities     4,286,388      4,567,927      6,775,931
                                               __________     __________     __________
Cash flows from investing activities:
  Acquisition of equipment                     (3,759,606)    (4,514,330)    (5,711,158)
  Purchase of investment securities
   held to maturity                                  -          (749,993)    (4,428,116)
  Maturity of investment securities
   held to maturity                               499,740        746,244      5,913,802
  Proceeds from sale of equipment                 867,995      1,112,448      1,688,629
                                               __________     __________     __________

  Net cash used in investing activities        (2,391,871)    (3,405,631)    (2,536,843)
                                               __________     __________     __________
Cash flows from financing activities:
  Distributions                                  (600,000)    (3,577,138)    (4,211,302)
  Redemptions of capital                         (510,709)      (168,046)      (529,929)
                                               __________     __________     __________

  Net cash used in financing activities        (1,110,709)    (3,745,184)    (4,741,231)
                                               __________     __________     __________
Increase (decrease) in cash and cash
  equivalents                                     783,808     (2,582,888)      (502,143)

Cash and cash equivalents, beginning of year    2,199,456      4,782,344      5,284,487
                                               __________     __________     __________
Cash and cash equivalents, end of year         $2,983,264     $2,199,456     $4,782,344
                                               ==========     ==========      =========






The accompanying notes are an integral part of these financial 	statements.








                                 F-6
                 FIDELITY LEASING INCOME FUND VII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standard (SFAS)
No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income. The Fund adopted this new standard for the year ended December 31, 1994 with no resulting financial statement impact on the Fund.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivable are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.


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





                                 F-8
                 FIDELITY LEASING INCOME FUND VII, L.P.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $133,000, $435,000 and $432,000 or $4.28,
$12.39 and $9.94 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1996, 1995 and 1994, respectively.

Reclassification

Certain amounts on the 1995 financial statements have been reclassified to conform to the presentation adopted in 1996.

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

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.
                                 F-9
                 FIDELITY LEASING INCOME FUND VII, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1996, 1995 and 1994, approximately $546,000, $711,000 and $582,000, respectively was charged to write-down of equipment to net realizable value.
Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

During the year ended December 31, 1996, the Fund leased equipment under the direct financing method in accordance with SFAS
No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1996 is as follows:

        Net minimum lease payments to be received        $33,000
        Less unearned income                               4,000
        Add expected future residuals                       -
                                                         _______
                                                         $29,000
                                                         =======

The future approximate minimum rentals to be received on non-cancellable operating and direct financing leases as of December 31 are as follows:

                                                   Direct
                                Operating         Financing

          1997                  $3,721,000        $13,000
          1998                   1,859,000         13,000
          1999                     893,000          7,000
          Thereafter               112,000          -
                                __________        _______

                                $6,585,000        $33,000
                                ==========        =======





                              F-10
                FIDELITY LEASING INCOME FUND VII, L.P.

               NOTES TO FINANCIAL STATEMENTS (Continued)

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

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $193,808 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the year ended December 31, 1996.

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                 1996       1995         1994

Management fee                $251,713    $255,245     $352,997
Reimbursable costs             303,419     378,463      290,813

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.







                                  F-11
                 FIDELITY LEASING INCOME FUND VII, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)


6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, two customers accounted for approximately 20% and 19% of the Fund's rental income. For the year ended December 31, 1995, two customers accounted for approximately 20% and 16% of the Fund's rental income. For the year ended December 31, 1994, one customer accounted for approximately 11% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended           1996           1995          1994
            March            $120,000       $1,043,568    $1,071,727
            June              180,000        1,035,741     1,047,477
            September         180,000        1,034,351     1,046,852
            December          120,000          463,478     1,045,246
                             ________       __________    __________

                             $600,000       $3,577,138    $4,211,302
                             ========       ==========    ==========

In addition, the General Partner declared a cash distribution of $60,000 in both January and February 1997 for the months ended November 30 and December 31, 1996 to all admitted partners as of November 30 and December 31, 1996.





















                                F-12