Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 1997-05-15
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1997                     1996
                                          ___________             ____________

Cash and cash equivalents                 $ 3,975,974              $ 2,983,264

Accounts receivable                            84,101                  146,010

Due from related parties                       67,304                   48,254

Equipment under operating leases
(net of accumulated depreciation
of $11,673,733 and $11,958,429,
respectively)                               6,643,011                7,704,003

Net investment in direct financing leases      26,786                   29,334

Equipment held for sale or lease               87,358                   30,168

                                          ___________              ___________

       Total assets                       $10,884,534              $10,941,033
                                          ===========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    75,038              $    98,834

     Accounts payable and
      accrued expenses                         70,782                   67,530

     Due to related parties                     8,061                   19,620
                                          ___________              ___________

       Total liabilities                      153,881                  185,984

Partners' capital                          10,730,653               10,755,049
                                          ___________              ___________
       Total liabilities and
        partners' capital                 $10,884,534              $10,941,033
                                          ===========              ===========







The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                    1997              1996
                                                  ________          ________

Income:
     Rentals                                     $1,201,080        $1,247,330
     Earned income on direct financing leases           626               848
     Interest                                        42,690            28,943
     Gain on sale of equipment, net                  49,165            54,797
     Other                                            1,810             1,138
                                                 __________        __________

                                                  1,295,371         1,333,056
                                                 __________        __________

Expenses:
     Depreciation                                   998,376           961,385
     Write-down of equipment to net
      realizable value                               10,625           145,938
     General and administrative                      19,825            36,558
     General and administrative to related
      party                                          60,824            66,930
     Management fee to related party                 60,117            62,269
                                                 __________        __________

                                                  1,149,767         1,273,080
                                                 __________        __________

Net income                                       $  145,604        $   59,976
                                                 ==========        ==========

Net income per equivalent
  limited partnership unit                       $     4.68        $     1.84
                                                 ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period                30,771            31,573
                                                 ==========        ==========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1997

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1997       $(30,264)   65,589   $10,785,313    $10,755,049

Cash distributions               (1,700)     -         (168,300)      (170,000)

Net income                        1,500      -          144,104        145,604
                               ________    ______   ___________    ___________

Balance, March 31, 1997        $(30,464)   65,589   $10,761,117    $10,730,653
                               ========    ======   ===========    ===========





































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)
                                                      1997          1996
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  145,604     $   59,976
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    998,376        961,385
     Write-down of equipment to net
      realizable value                                10,625        145,938
     Proceeds from direct financing leases, net
      of earned income                                 2,548          2,325
     Gain on sale of equipment, net                  (49,165)       (54,797)
     (Increase) decrease in accounts receivable       61,909       (100,561)
     (Increase) decrease in interest receivable         -            10,866
     (Increase) decrease in due from related parties (19,050)        56,849
     Increase (decrease) in lease rents paid
      in advance                                     (23,796)        31,844
     Increase (decrease) in accounts payable and
      accrued expenses                                 3,252        513,797
     Increase (decrease) in due to related parties   (11,559)        86,690
                                                  __________     __________
                                                     973,140      1,654,336
                                                  __________     __________

        Net cash provided by operating activities  1,118,744      1,714,312
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                        (13,067)      (173,002)
     Proceeds from sale of equipment                  57,033         93,273
                                                  __________     __________

        Net cash provided by (used in)
         investing activities                         43,966        (79,729)
                                                  __________     __________

Cash flows from financing activities:
     Redemptions of capital                             -          (510,707)
     Distributions                                  (170,000)      (120,000)
                                                  __________     __________

        Net cash used in financing activities       (170,000)      (630,707)
                                                  __________     __________

     Increase in cash and cash equivalents           992,710      1,003,876

     Cash and cash equivalents, beginning
      of period                                    2,983,264      2,199,456
                                                  __________     __________

     Cash and cash equivalents, end of period     $3,975,974     $3,203,332
                                                  ==========     ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $10,625 and $145,938 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1997 is as follows:

       Net minimum lease payments to be received         $30,000
       Less unearned income                                3,000
       Add expected future residuals                        -
                                                         _______
                                                         $27,000
                                                         =======






                                       6
                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of March 31, 1997 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1997                   $2,777,000            $10,000
                   1998                    1,874,000             13,000
                   1999                      902,000              7,000
                   2000                      112,000               -
                                          __________            _______
                                          $5,665,000            $30,000
                                          ==========            =======

    Subsequent to March 31, 1997, the Fund purchased $593,583 of equipment subject to an operating lease with an initial lease term of 36 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $142,178 in 1997, $186,124 in 1998, $186,124 in 1999
    and $46,531 in 2000.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:
                                               1997                 1996
                                             ________             ________

          Management fee                     $60,117              $62,269
          Reimbursable costs                  60,824               66,930




                                      7
                      FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 and December 31, 1996 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $50,000 in both April and May 1997 for the months ended February 28 and March 31, 1997, to all admitted partners as of February 28 and March 31, 1997.





































                                  8

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,295,371 and $1,333,056 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer peripheral equipment accounted for 93% and 94% of total revenues for the first quarter of 1997 and 1996, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. Rental income decreased during 1997 by approximately $340,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $294,000 in rental income realized from equipment purchases made since March 31, 1996 as well as rental income recognized on 1996 equipment purchases for which a full three months of rent was earned in 1997 and only a portion of the three months was earned in 1996. The Fund recognized a net gain on sale of equipment of $49,165 during the first quarter of 1997 as compared to a net gain on sale of equipment of $54,797 for the first quarter of 1996 which attributed to the overall decrease in total revenues in 1997, as well. The overall decrease in revenues was mitigated by the increase in interest income in 1997 as compared to 1996 because of higher interest rates earned on invested cash and larger cash balances invested by the Fund.

    Expenses were $1,149,767 and $1,273,080 during the three months ended
March 31, 1997 and 1996, respectively. Depreciation comprised 87% and 76% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses is primarily related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $10,625 and $145,938 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Depreciation expense increased in the first quarter of 1997 in comparison to the first quarter of 1996 because of equipment purchases made since March 1996, which lowered the overall decrease in total expenses in 1997.

    For the three months ended March 31, 1997 and 1996, the Fund had net income of $145,604 and $59,976, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $4.68 and $1.84 based on a weighted average number of equivalent limited partnership units outstanding of 30,771 and 31,573 for the three months ended March 31, 1997 and 1996, respectively.

    The Fund generated $1,105,440 and $1,112,502 of funds from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1997 and 1996, respectively and distributed 4% and 11% of these amounts to partners during the first quarter of 1997 and 1996, respec-tively and 9% and 5% of these amounts to partners subsequent to the first quarter of 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.






                                    9






Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


ANALYSIS OF FINANCIAL CONDITION

    During the quarter ended March 31, 1997 and 1996, the Fund purchased $13,067 and $173,002, respectively of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to March 31, 1997, the Fund purchased $593,583 of equipment for lease.

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

                                 March 31, 1997

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)



































                                         12