Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 1997-08-27
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2581971
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                     1996
                                         ____________             ____________

Cash and cash equivalents                $ 2,411,058               $2,983,264

Accounts receivable                           52,894                  146,010

Due from related parties                      56,232                   48,254

Equipment under operating leases
(net of accumulated depreciation
of $12,465,963 and $11,958,429,
respectively)                              6,229,813                7,704,003

Net investment in direct financing leases     24,180                   29,334

Equipment held for sale or lease           2,085,249                   30,168

                                         ___________              ___________

       Total assets                      $10,859,426              $10,941,033
                                         ===========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $   105,040              $    98,834

     Accounts payable and
      accrued expenses                        58,643                   67,530

     Due to related parties                   40,097                   19,620
                                         ___________              ___________
       Total liabilities                     203,780                  185,984

Partners' capital                         10,655,646               10,755,049
                                         ___________              ___________
       Total liabilities and
        partners' capital                $10,859,426              $10,941,033
                                         ===========              ===========


The accompanying notes are an integral part of these financial statements.








                                       2

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                 1997          1996       1997        1996
                                 ____          ____       ____        ____

Income:
     Rentals                  $1,219,245   $1,203,656  $2,420,325   $2,450,986
     Earned income on direct
      financing leases               568          795       1,194        1,643
     Interest                     49,345       59,215      92,035       88,158
     Gain on sale of equipment,
      net                         30,300      234,195      79,465      288,992
     Other                         2,423        2,384       4,233        3,522
                              __________   __________  __________   __________

                               1,301,881    1,500,245   2,597,252    2,833,301
                              __________   __________  __________   __________

Expenses:
     Depreciation                994,947      931,098   1,993,323    1,892,483
     Write-down of equipment to
      net realizable value        20,737      133,455      31,362      279,393
     General and administrative   29,206       32,912      49,031       69,469
     General and administrative
      to related party            70,972       74,713     131,796      141,644
     Management fee to
      related party               61,026       60,246     121,143      122,515
                              __________   __________  __________   __________

                               1,176,888    1,232,424   2,326,655    2,505,504
                              __________   __________  __________   __________

Net income                    $  124,993   $  267,821  $  270,597   $  327,797
                              ==========   ==========  ==========   ==========

Net income per equivalent
  limited partnership unit    $     4.03   $     8.65  $     8.85   $    10.41
                              ==========   ==========  ==========   ==========

Weighted average number of
  equivalent limited
  partnership units outstand-
  ing during the period           30,647       30,739      30,238       31,156
                              ==========   ==========  ==========   ==========







The accompanying notes are an integral part of these financial statements.




                                       3



                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount        Total
                                _______     _____      ______        _____

Balance, January 1, 1997      $(30,264)    65,589   $10,785,313   $10,755,049

Cash distributions              (3,700)      -         (366,300)     (370,000)

Net income                       3,000       -          267,597       270,597
                              ________     ______   ___________   ___________

Balance, June 30, 1997        $(30,964)    65,589   $10,686,610   $10,655,646
                              ========     ======   ===========   ===========




































The accompanying notes are an integral part of these financial statements.



                                       4
                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                                      1997          1996
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  270,597    $  327,797
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                  1,993,323     1,892,483
     Write-down of equipment to net
      realizable value                                31,362       279,393
     Proceeds from direct financing leases, net
      of earned income                                 5,154         4,704
     Gain on sale of equipment, net                  (79,465)     (288,992)
     (Increase) decrease in accounts receivable       93,116         1,248
     (Increase) decrease in interest receivable         -          (21,938)
     (Increase) decrease in due from related parties  (7,978)      (40,517)
     Increase (decrease) in lease rents paid
      in advance                                       6,206        44,647
     Increase (decrease) in accounts payable and
      accrued expenses                                (8,887)       85,997
     Increase (decrease) in due to related parties    20,477      (199,856)
                                                  __________    __________
                                                   2,053,308     1,757,169
                                                  __________    __________
        Net cash provided by operating activities  2,323,905     2,084,966
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (2,615,307)     (299,957)
     Maturity of investment securities held
      to maturity                                        -         499,740
     Proceeds from sale of equipment                  89,196       338,560
                                                  __________    __________
        Net cash provided by (used in)
         investing activities                     (2,526,111)      538,343
                                                  __________    __________

Cash flows from financing activities:
     Redemptions of capital                             -         (510,707)
     Distributions                                  (370,000)     (300,000)
                                                  __________    __________

        Net cash used in financing activities       (370,000)     (810,707)
                                                  __________    __________

     Increase (decrease)in cash and cash
       equivalents                                  (572,206)    1,812,602

     Cash and cash equivalents, beginning
       of period                                   2,983,264     2,199,456
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,411,058    $4,012,058
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                        5
                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $31,362 and $279,393 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1997 is as follows:

       Net minimum lease payments to be received         $26,000
       Less unearned income                                2,000
       Add expected future residuals                        -
                                                         _______
                                                         $24,000
                                                         =======







                                       6


                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of June 30, 1997 are as follows:

                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1997                   $1,737,000            $ 6,000
                   1998                    2,061,000             13,000
                   1999                    1,046,000              7,000
                   2000                      158,000               -
                                          __________            _______
                                          $5,002,000            $26,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1997 and 1996:
                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               1997          1996      1997        1996
                               ____          ____      ____        ____

    Management fee           $61,026       $60,246   $121,143    $122,515
    Reimbursable costs        70,972        74,713    131,796     141,644





                                   7
                     FIDELITY LEASING INCOME FUND VII, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared a cash distribution of $50,000 subsequent to June 30 1997 for the month ended June 30, 1997, to all admitted partners as of June 30, 1997.






































                                  8
                FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,301,881 and $1,500,245 for the three months ended June 30, 1997 and 1996, respectively, and $2,597,252 and $2,833,301 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 94% and 80% of total revenues for the second quarter of 1997 and 1996, respectively and 93% and 87% of total revenues for the six months ended
June 30,1997 and 1996, respectively. The decrease in revenues is primarily attributable to a decrease in the net gain on sale of equipment in 1997.
The Fund recognized a net gain on sale of equipment of $79,465 during the first six months of 1997 as compared to a net gain of $288,992 during the first six months of 1996. Additionally, the decrease in rental income in 1997 contributed to the overall decrease in revenues between 1997 and 1996. Rental income decreased during 1997 by approximately $669,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $638,000 of rental income realized from equipment purchases made since June 30, 1996.

    Expenses were $1,176,888 and $1,232,424 for the three months ended June 30, 1997 and 1996, respectively, and $2,326,655 and $2,505,504 for the six months ended June 30, 1997 and 1996, respectively. Depreciation comprised 85% and 76% of total expenses during the quarter ended June 30, 1997 and 1996, respectively and 86% and 76% of total expenses during the six months ended June
30, 1997 and 1996, respectively.   The decrease in expenses is primarily
related to the decrease in the write-down of equipment to net realizable value in 1997. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $31,362 and $279,393 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The amount of the overall decrease in expenses in 1997 was mitigated by the increase in depreciation expense in the first six months of 1997 as compared to the same period in 1996 resulting from equipment purchases made since June 30, 1996.

    The Fund's net income was $124,993 and $267,821 for the three months ended June 30, 1997 and 1996, respectively, and $270,597 and $327,797 for the six months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $4.03 and $8.65 based on a weighted average number of equivalent limited partnership units outstanding of 30,647 and 30,739 for the three months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $8.85 and $10.41 based on a weighted average number of equivalent limited partnership units outstanding of 30,238 and 31,156 for the six months ended June 30, 1997 and 1996, respectively.

                 FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $1,110,377 and $1,098,179 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended June 30, 1997 and 1996, respectively and distributed 9% and 11% of these amounts to partners during the second quarter of 1997 and 1996, respec-tively and 5% to partners subsequent to both June 30, 1997 and 1996.
For the six months ended June 30, 1997 and 1996, the Fund generated $2,215,817 and $2,210,681 of cash from operations and distributed 11% and 14% of these amounts to partners during the six months ended June 30, 1997 and 1996, respectively and 2% and 3% of these amounts to partners subsequent to June 30, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1997 and 1996, the Fund purchased equipment of $2,615,307 and $299,957, respectively. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 1997

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-13-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-13-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            _______      By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            _______       By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)


































                                         12