Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1997-11-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                       FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1997                     1996
                                         _____________            ____________

Cash and cash equivalents                 $ 3,436,239              $2,983,264

Accounts receivable                           204,882                 146,010

Due from related parties                       40,965                  48,254

Equipment under operating leases
(net of accumulated depreciation
of $9,385,856 and $11,958,429,
respectively)                               6,574,166               7,704,003

Net investment in direct financing leases      21,515                  29,334

Equipment held for sale or lease              565,308                  30,168

                                          ___________             ___________

       Total assets                       $10,843,075             $10,941,033
                                          ===========             ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   100,589             $    98,834

     Accounts payable and
      accrued expenses                         77,194                  67,530

     Due to related parties                     5,937                  19,620
                                          ___________             ___________
       Total liabilities                      183,720                 185,984

Partners' capital                          10,659,355              10,755,049
                                          ___________             ___________
        Total liabilities and
         partners' capital                $10,843,075             $10,941,033
                                          ===========             ===========


The accompanying notes are an integral part of these financial statements.








                                         2

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1997          1996        1997        1996
                                  ____          ____        ____        ____

Income:
     Rentals                   $1,243,191    $1,287,599  $3,663,516  $3,738,585
     Earned income on direct
      financing leases                508           740       1,702       2,383
     Interest                      36,574        21,993     128,609     110,151
     Gain on sale of equipment,
      net                            -          317,035      54,255     606,027
     Other                          3,634         2,823       7,867       6,345
                               __________    __________  __________  __________

                                1,283,907     1,630,190   3,855,949   4,463,491
                               __________    __________  __________  __________

Expenses:
     Depreciation               1,007,871     1,017,226   3,001,194   2,909,709
     Write-down of equipment
      to net realizable value      14,039       133,455      45,401     412,848
     General and administrative    28,515        30,982      77,546     100,452
     General and administrative
      to related party             42,340        74,961     174,136     216,604
     Management fee to
      related party                62,223        64,444     183,366     186,959
     Loss on sale of equipment,
      net                          25,210          -            -          -
                               __________    __________  __________  __________

                                1,180,198     1,321,068   3,481,643   3,826,572
                               __________    __________  __________  __________

Net income                     $  103,709    $  309,122  $  374,306  $  636,919
                               ==========    ==========  ==========  ==========

Net income per equivalent
  limited partnership unit     $     3.34    $     9.89  $    12.18  $    20.29
                               ==========    ==========  ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                30,667        31,067      30,381      31,127
                               ==========    ==========   =========  ==========






     The accompanying notes are an integral part of these financial statements.




                                         3
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                    (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount         Total
                                _______     _____      ______         _____

Balance, January 1, 1997      $(30,264)    65,589   $10,785,313   $10,755,049

Cash distributions              (4,700)      -         (465,300)     (470,000)

Net income                       4,400       -          369,906       374,306
                              ________     ______   ___________   ___________

Balance, September 30, 1997   $(30,564)    65,589   $10,689,919   $10,659,355
                              ========     ======   ===========   ===========





































     The accompanying notes are an integral part of these financial statements.




                                         4
                       FIDELITY LEASING INCOME FUND VII, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1997 and 1996
                                     (Unaudited)
                                                      1997          1996
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  374,306    $  636,919
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating activities:
     Depreciation                                  3,001,194     2,909,709
     Write-down of equipment to
      net realizable value                            45,401       412,848
     Proceeds from direct financing leases, net
      of earned income                                 7,819         7,137
     Gain on sale of equipment, net                  (54,255)     (606,027)
     (Increase) decrease in accounts receivable      (58,872)     (155,355)
     (Increase) decrease in interest receivable         -          (21,938)
     (Increase) decrease in due from related
      parties                                          7,289      (139,704)
     Increase (decrease) in lease rents paid
      in advance                                       1,755        46,671
     Increase (decrease) in accounts payable
      and accrued expenses                             9,664        98,441
     Increase (decrease) in due to related
      parties                                        (13,683)     (204,707)
                                                  __________    __________
                                                   2,946,312     2,347,075
                                                  __________    __________
        Net cash provided by operating activities  3,320,618     2,983,994
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (2,643,930)   (3,635,051)
     Maturity of investment securities
      held to maturity                                  -          499,740
     Proceeds from sale of equipment                 246,287       675,214
                                                  __________    __________
        Net cash used in investing activities     (2,397,643)   (2,460,097)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                             -         (510,707)
     Distributions                                  (470,000)     (480,000)
                                                  __________    __________

        Net cash used in financing activities       (470,000)     (990,707)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                               452,975      (466,810)

     Cash and cash equivalents, beginning
      of period                                    2,983,264     2,199,456
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,436,239    $1,732,646
                                                  ==========    ==========



     The accompanying notes are an integral part of these financial statements.


                                         5
                       FIDELITY LEASING INCOME FUND VII, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $45,401 and $412,848 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1997 are as follows:

       Net minimum lease payments to be received         $23,000
       Less unearned income                                2,000
       Add expected future residuals                        -
                                                         _______

                                                         $21,000
                                                         =======







                                          6
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 1997 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1997                   $  907,000            $ 3,000
                   1998                    2,614,000             13,000
                   1999                    1,652,000              7,000
                   2000                      440,000               -
                                          __________            _______
                                          $5,613,000            $23,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 1997          1996        1997        1996
                                 ____          ____        ____        ____

          Management fee       $62,223       $64,444    $183,366    $186,959
          Reimbursable costs    42,340        74,961     174,136     216,604







                                          7
                       FIDELITY LEASING INCOME FUND VII, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $50,000 and $40,000 in October and November 1997 for the months ended August 31, 1997 and September 30, 1997, to all admitted partners as of August 31, 1997 and September 30, 1997.





































                                          8
                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,283,907 and $1,630,190 for the three months ended September 30, 1997 and 1996, respec-tively, and $3,855,949 and $4,463,491 for the nine months ended September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 97% and 79% of total revenues for the third quarter of 1997 and 1996, respectively and 95% and 84% for the nine months ended
September 30, 1997 and 1996, respectively. The decrease in revenues is primarily attributable to the decrease in net gain on sale of equipment. The Fund recognized a net gain on sale of equipment of $54,255 during the first nine months of 1997 as compared to $606,027 for the first nine months of 1996. Additionally, the decrease in rental income contributed to the decrease in total revenues. Rental income decreased during 1997 by approximately $1,018,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $943,000 of rental income realized from equipment purchases made since September 30, 1996 as well as rental income earned on 1996 equipment purchases for which a full nine months was earned in 1997 and only a portion of the nine months was earned in 1996.

    Expenses were $1,180,198 and $1,321,068 for the three months ended Septem-ber 30, 1997 and 1996, respectively, and $3,481,643 and $3,826,572 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation comprised 85% and 77% of total expenses for the third quarter of 1997 and 1996, respectively and 86% and 76% of total expenses for the nine months ended September 30, 1997 and 1996, respectively. The decrease in expenses in 1997 is primarily related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $45,401 and $412,848 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. However, the overall decrease in expenses in 1997 was reduced by the increase in depreciation expense during the nine months ended September 30, 1997. Depreciation expense increased because of depreciation expense taken on equipment purchases made in 1997 as well as depreciation expense on 1996 equipment purchases for which a full nine months of depreciation expense was recorded in 1997 and only a portion of the nine months was recorded in 1996.

    The Fund's net income was $103,709 and $309,122 for the three months ended September 30, 1997 and 1996, respectively, and $374,306 and $636,919 for the nine months ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.34 and $9.89 based on a weighted average number of equivalent limited partnership units outstanding of 30,667 and 31,067 for the three months ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $12.18 and $20.29 based on a weighted average number of equiva-lent limited partnership units outstanding of 30,381 and 31,127 for the nine months ended September 30, 1997 and 1996, respectively.

                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated $1,150,829 and $1,142,768 of cash from operations, for the purpose of determining cash available for distribution for the quarter ended September 30, 1997 and 1996, respectively, and distributed 4% and 11% to partners during the third quarter of 1997 and 1996, respectively, and 8% and 5% to partners subsequent to September 30 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Fund generated $3,366,646 and $3,353,449 of cash from operations and distributed 10% and 14% of these amounts to partners during the nine months ended September 30, 1997 and 1996, respectively and 3% and 2% of these amounts to partners subsequent to September 30, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1997 and 1996, the Fund purchased $2,643,930 and $3,635,051, respectively, of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 1997

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

                       FIDELITY LEASING INCOME FUND VII, L.P.




          11/14/97    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11/14/97    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

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