Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 1998-03-27
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

    3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
_________________________________________________________________
       (Address of principal executive offices)        (Zip Code)

                         (215) 574-1636
_________________________________________________________________
       (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 65,449

There is no public market for these securities.

The index of Exhibits is located on page 11.
                                   1

                                 PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer equipment, including, printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1997, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees.  All persons who work on the Fund are employees of the General Partner.
                                 2

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1997, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                  Purchase Price      Percentage of
Type of Equipment Acquired         of Equipment      Total Equipment

Communication Controllers         $   254,240            1.95%
Disk Storage Systems                2,178,316           16.72
Mini Computer Systems                 365,416            2.80
Network Communications                415,800            3.19
Printers                            2,299,421           17.65
Semiconductors                      1,732,707           13.30
Technical Workstation and
  Terminals                         4,421,728           33.93
Other                               1,363,850           10.46
                                  ___________          ______

Totals                            $13,031,478          100.00%
                                  ===========          ======

                      Breakdown of Equipment Usage
                      By Industrial Classification

                                  Purchase Price      Percentage of
Type of Business                   of Equipment      Total Equipment

Computers/Data Processing          $   534,763          4.10%
Aerospace                              602,487          4.63
Diversified Financial/
  Banking/Insurance                  3,442,921         26.42
Manufacturing/Refining               4,169,885         32.00
Retailing/Consumer Goods             3,678,619         28.23
Telephone/Telecommunications           365,416          2.80
Utilities                              237,387          1.82
                                   ___________        ______

Totals                             $13,031,478        100.00%
                                   ===========        ======

Average Initial Term of Leases (in months):  40


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

     (b) Number of Equity Security Holders:

                                   Number of Partners
         Title of Class          as of December 31, 1997

Limited Partnership Interests               2,309

General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA

                                   For the Years Ended December 31,

                       1997         1996          1995          1994           1993
Total Income       $4,846,809   $5,778,248    $5,636,048    $8,309,679     $9,881,829
Net Income (Loss)     197,895      604,654       (17,688)      440,247        383,537
Distributions to
 Partners             560,000      600,000     3,577,138     4,211,302      5,474,654
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit        6.36        19.23         (0.50)         9.16           6.08
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year              30,302       31,096        35,095        43,457         54,121

                                             December 31,

                     1997         1996          1995          1994            1993
Total Assets     $10,620,394  $10,941,033   $11,594,773   $15,723,457     $20,906,034
Equipment under
 Operating Leases
 and Equipment
 Held for Sale or
 Lease (Net)       6,254,336    7,734,171     8,696,769    10,164,497      12,777,429
Net Investment in
 Direct Financing
 Leases              295,319       29,334        38,961        47,752          55,776
Limited Partnership
 Units 	               65,449       65,589        68,718        69,572          71,593
Limited Partners       2,309        2,307         2,396         2,423           2,455

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $4,846,809, $5,778,248 and $5,636,048 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income from the leasing of computer equipment accounted for 96%, 87% and 94% of total revenues in 1997, 1996 and 1995, respectively. The decrease in revenues in 1997 is primarily attributable to a decrease in the net gain on sale of equipment. The Fund recognized no net gain on sale of equipment for the year ended December 31, 1997 as compared to a net gain on sale of equipment of $627,800 and $76,124 for the years ended December 31, 1996 and 1995, respectively. The fluctuation in this account contributed to the decrease in total revenues in 1997 and the increase in total revenues in 1996. Additionally, rental income decreased in both 1997 and 1996 which accounts for the overall decrease in revenues during the year ended December 31, 1997 and reduced the overall increase in revenues during the year ended December 31, 1996. In 1997, rental income decreased by approximately $1,500,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $1,131,000 generated from equipment on operating leases purchased during 1997 as well as rental income earned on 1996 equipment purchases for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. In 1996, rental income decreased by approximately $1,226,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $984,000 generated from equipment on operating leases purchased during 1996 as well as rental income earned on 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. Furthermore, interest income increased in 1997 because of higher interest rates earned on cash invested by the Fund which mitigated the decrease in total revenues in 1997. In 1996, however, interest income decreased because of lower interest rates earned on cash invested by the Fund which reduced the amount by which total revenues increased from 1995.

    Expenses were $4,648,914, $5,173,594 and $5,653,736 for the twelve months ended December 31, 1997, 1996 and 1995, respectively. Depreciation comprised 82%, 76% and 75% of total expenses in 1997, 1996 and 1995, respectively. The decrease in expenses in 1997 and 1996 was partially related to the decrease in depreciation expense due to equipment which came off lease, terminated or was sold. The decrease in write-down of equipment to net realizable value also accounted for the decrease in total expenses in both 1997 and 1996. In 1997, 1996 and 1995, approximately $102,000, $546,000 and $711,000, respectively was charged to write-down of equipment to net realizable value. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. In 1997, the Fund recorded a net loss on sale of equipment of $116,083 but there was no net loss recorded for the years ended December 31, 1996 and 1995. The increase in this account reduced the decrease in total expenses in the current year.

     The Fund's net income (loss) was $197,895, $604,654 and ($17,688)
for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $6.36, $19.23 and ($0.50) based on a weighted average number of equivalent limited partnership units outstanding of 30,302, 31,096 and 35,095 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Fund generated cash from operations, of $4,242,564, $4,458,863 and $4,852,588 for the purpose of determining cash available for distribution, and distributed 13%, 13% and 74% of these amounts to partners in 1997, 1996 and 1995, respectively, and 2%, 3% and 0% of these amounts to partners in January and February 1998, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distri-butions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1997, 1996 and 1995, the Fund purchased $2,942,752, $3,759,606, and $4,514,330, respectively, of equipment subject to operating leases. Additionally, the Fund invested in $302,825 of equipment under a direct financing lease during the twelve months ended December 31, 1997.

     In January 1998, the Fund purchased approximately $3,052,000 of equipment subject to an operating lease with an initial lease term of 60 months.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     F.L. Partnership
     Management, Inc.           General Partner     $231,067(1)
                                                    ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged $231,067 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% cumulative compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1997, the General Partner received $5,600 of cash distributions.

     The Fund incurred $263,767 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.

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

Dated March 26, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                     Title                              Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors    3-26-98
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership          3-26-98
Michael L. Staines           Management, Inc.



Marianne T. Schuster
___________________________  Vice President and Controller         3-26-98
Marianne T. Schuster         of F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                             Pages

Report of Independent Certified Public Accountants           F-2

Balance Sheets as of December 31, 1997 and 1996              F-3

Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995                        F-4

Statements of Partners' Capital for the years ended
     December 31, 1997, 1996 and 1995                        F-5

Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                        F-6

Notes to Financial Statements                                F-7 - F-12







All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants

The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                      FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                         December 31,

                                                  1997                 1996
Cash and cash equivalents                      $ 3,185,012         $ 2,983,264

Accounts receivable                                440,830             146,010

Due from related parties                           444,897              48,254

Equipment under operating leases
(net of accumulated depreciation
 of $6,817,100 and $11,958,429,
 respectively)                                    6,214,378           7,704,003

Net investment in direct financing
 leases                                            295,319              29,334

Equipment held for sale or lease                    39,958              30,168
                                               ___________         ___________

        Total assets                           $10,620,394         $10,941,033
                                               ===========         ===========

                          LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance              $   101,304         $    98,834

      Accounts payable - equipment                   7,050                -

      Accounts payable and
       accrued expenses                            100,885              67,530

      Due to related parties                        42,321              19,620
                                               ___________         ___________

         Total liabilities                         251,560             185,984

Partners' capital                               10,368,834          10,755,049
                                               ___________         ___________

         Total liabilities and
          partners' capital                    $10,620,394         $10,941,033
                                               ===========         ===========





The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                                           For the years ended December 31,

                                           1997         1996           1995

Income:
  Rentals                               $4,663,392   $5,032,406     $5,273,962
  Earned income on direct
   financing leases                          4,215        3,067          3,902
  Interest                                 169,945      103,513        242,632
  Gain on sale of equipment, net              -         627,800         76,124
  Other                                      9,257       11,462         39,428
                                        __________   __________     __________

                                         4,846,809    5,778,248      5,636,048
                                        __________   __________     __________

Expenses:
  Depreciation                           3,826,599    3,935,706      4,234,982
  Write-down of equipment to
   net realizable value                    101,987      546,303        711,418
  General and administrative               109,411      136,453         73,628
  General and administrative to
   related party                           263,767      303,419        378,463
  Management fee to related party          231,067      251,713        255,245
  Loss on sale of equipment, net           116,083         -              -
                                        __________   __________     __________

                                         4,648,914    5,173,594      5,653,736
                                        __________   __________     __________

Net income (loss)                       $  197,895   $  604,654	     $  (17,688)
                                        ==========   ==========     ==========

Net income (loss) per equivalent
 limited partnership unit               $     6.36   $    19.23     $    (0.50)
                                        ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                   30,302       31,096         35,095
                                        ==========   ==========     ==========











The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                          STATEMENTS OF PARTNERS' CAPITAL
               For the years ended December 31, 1997, 1996 and 1995


                                 General       Limited Partners
                                 Partner      Units        Amount           Total
                                ________      ___________________           _____
Balance, January 1, 1995        $  4,484      69,572   $15,019,492      $15,023,976

Redemptions                         -           (854)     (168,046)        (168,046)

Cash distributions               (35,771)       -       (3,541,367)      (3,577,138)

Net loss                            (177)       -          (17,511)         (17,688)
                                ________      ______   ___________      ___________

Balance, December 31, 1995       (31,464)     68,718    11,292,568       11,261,104

Redemptions                         -         (3,129)     (510,709)        (510,709)

Cash distributions                (6,000)       -         (594,000)        (600,000)

Net income                         7,200        -          597,454          604,654
                                ________      ______   ___________      ___________

Balance, December 31, 1996       (30,264)     65,589    10,785,313       10,755,049

Redemptions                         -           (140)      (24,110)         (24,110)

Cash distributions                (5,600)       -         (554,400)        (560,000)

Net income                         5,200        -          192,695          197,895
                                ________      ______   ___________      ___________

Balance, December 31, 1997      $(30,664)     65,449   $10,399,498      $10,368,834
                                ========      ======   ===========      ===========












The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                  1997           1996           1995
Cash flows from operating activities:
  Net income (loss)                           $  197,895     $  604,654     $  (17,688)
                                               _________      _________      __________
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization                3,826,599      3,935,706      4,234,982
  Write-down of equipment to net
   realizable value                              101,987        546,303        711,418
  Proceeds from direct financing leases,
   net of earned income                           36,839          9,627          8,791
  (Gain)loss on sale of equipment, net           116,083       (627,800)       (76,124)
  (Increase) decrease in accounts receivable    (294,820)       (67,637)        14,805
  (Increase) decrease in due from
   related parties                              (396,643)        17,995         43,201
  Increase (decrease) in lease rents paid in
   advance                                         2,470         51,473       (226,578)
  Increase (decrease) in accounts payable
   and accrued expenses                           33,355          3,560       (184,367)
  Increase (decrease) in due to related parties   22,701       (202,718)        45,133
  Increase (decrease) in other, net                7,050         15,225         14,354
                                               _________      _________      _________

                                               3,455,621      3,681,734      4,585,615
                                               _________      _________      _________

  Net cash provided by operating activities    3,653,516      4,286,388      4,567,927
                                               _________      _________      _________
Cash flows from investing activities:
  Acquisition of equipment                    (2,942,752)    (3,759,606)    (4,514,330)
  Investment in direct financing leases         (302,825)          -             -
  Purchase of investment securities
   held to maturity                                 -              -          (749,993)
  Maturity of investment securities
   held to maturity                                 -           499,740        746,244
  Proceeds from sale of equipment                377,919        867,995      1,112,448
                                               _________      _________      _________

  Net cash used in investing activities       (2,867,658)    (2,391,871)    (3,405,631)
                                               _________      _________      _________
Cash flows from financing activities:
  Distributions                                 (560,000)      (600,000)    (3,577,138)
  Redemptions of capital                         (24,110)      (510,709)      (168,046)
                                               _________      _________      _________

  Net cash used in financing activities         (584,110)    (1,110,709)    (3,745,184)
                                               _________      _________      _________
Increase (decrease) in cash and cash
  equivalents                                    201,748        783,808     (2,582,888)

Cash and cash equivalents, beginning of year   2,983,264      2,199,456      4,782,344
                                               _________      _________      _________
Cash and cash equivalents, end of year        $3,185,012     $2,983,264     $2,199,456
                                              ==========     ==========     ==========






The accompanying notes are an integral part of these financial 	statements.





                                 F-6


                 FIDELITY LEASING INCOME FUND VII, L.P.

                     NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income.

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

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $57,000, $133,000 and $435,000 or $1.88, $4.28 and $12.39 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997, 1996 and 1995, respectively.

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

                 FIDELITY LEASING INCOME FUND VII, L.P.

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 60 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1997, 1996 and 1995, approximately $102,000, $546,000 and $711,000, respectively was charged to write-down of equipment to net realizable value.
Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

During the year ended December 31, 1997, the Fund leased equipment under the direct financing method in accordance with SFAS
No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1997 is as follows:

        Net minimum lease payments to be received        $330,000
        Less unearned income                               35,000
        Add expected future residuals                        -
                                                         ________
                                                         $295,000
                                                         ========

The future approximate minimum rentals to be received on non-cancellable operating and direct financing leases as of December 31 are as follows:

                                                  Direct
                                Operating        Financing

          1998                  $2,830,000       $113,000
          1999                   1,867,000        113,000
          2000                     550,000        104,000
                                __________        _______

                                $5,247,000       $330,000
                                ==========       ========

In January 1998, the Fund purchased $3,052,179 of equipment subject to an operating lease with an initial lease term of 60 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $630,696 in each of the next five years.

                FIDELITY LEASING INCOME FUND VII, L.P.

5.  RELATED PARTY TRANSACTIONS

The General Partner receives 5% or 2% of gross rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                 1997       1996         1995

Management fee                $231,067    $251,713     $255,245
Reimbursable costs             263,767     303,419      378,463

During 1997, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1997 and 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

Amounts due to related parties at December 31, 1997 and 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                 FIDELITY LEASING INCOME FUND VII, L.P.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, two customers accounted for approximately 16% each and one customer accounted for 15% of the Fund's rental income. For the year ended December 31, 1996, two customers accounted for approximately 20% and 19% of the Fund's rental income. For the year ended December 31, 1995, two customers accounted for approximately 20% and 16% of the Fund's rental income

7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended          1997            1996          1995
            March            $170,000        $120,000     $1,043,568
            June              200,000         180,000      1,035,741
            September         100,000         180,000      1,034,351
            December           90,000         120,000        463,478
                             ________        ________     __________

                             $560,000        $600,000     $3,577,138
                             ========        ========     ==========

In addition, the General Partner declared and paid a cash distribution of $40,000 in both January and February 1998 for the months ended
October 31 and November 30, 1997 to all admitted partners as of October 31 and November 30, 1997. There was no cash distribution made to partners for the month ended December 31, 1997.