Form 10-Q
period 1998-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 1998-05-15
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 574-1636
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             1998                    1997
                                          ___________            ____________

Cash and cash equivalents                 $ 1,870,009             $ 3,185,012

Accounts receivable                           275,600	                 440,830

Due from related parties                      133,403	                 444,897

Equipment under operating leases
(net of accumulated depreciation
of $7,228,592 and $6,817,100,               8,257,519               6,214,378
respectively)

Net investment in direct financing leases     272,510	                 295,319

Equipment held for sale or lease               21,188	                  39,958

                                          ___________             ___________

       Total assets                       $10,830,229             $10,620,394
                                          ===========             ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   165,070             $   101,304

     Accounts payable-equipment                  -                      7,050

     Accounts payable and
      accrued expenses                        428,132                 100,885

     Due to related parties                       122	                  42,321
                                          ___________             ___________

       Total liabilities                      593,324                 251,560

Partners' capital                          10,236,905              10,368,834
                                          ___________             ___________
       Total liabilities and
        partners' capital                 $	10,830,229             $10,620,394
                                          ===========             ===========





The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                    1998              1997
                                                  ________          ________

Income:
     Rentals                                     $1,029,382        $1,201,080
     Earned income on direct financing leases         5,526               626
     Interest                                        25,442            42,690
     Gain on sale of equipment, net                     916            49,165
     Other                                            1,190             1,810
                                                 __________        __________

                                                  1,062,456         1,295,371
                                                 __________        __________

Expenses:
     Depreciation                                   908,256           998,376
     Write-down of equipment to net
      realizable value                               63,700            10,625
     General and administrative                      39,386            19,825
     General and administrative to related
      party                                          57,353            60,824
     Management fee to related party                 45,690            60,117
                                                 __________        __________

                                                  1,114,385         1,149,767
                                                 __________        __________

Net income (loss)                                $  (51,929)       $  145,604
                                                 ==========        ==========

Net income (loss) per equivalent
  limited partnership unit                       $    (1.72)       $     4.68
                                                 ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period                29,850            30,771
                                                 ==========        ==========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1998

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1998       $(30,664)   65,449   $10,399,498    $10,368,834

Cash distributions                 (800)      -         (79,200)       (80,000)

Net loss                           (519)      -	         (51,410)       (51,929)
                               ________    ______   ___________    ___________

Balance, March 31, 1998        $(31,983)   65,449   $10,268,888    $10,236,905
                               ========    ======   ===========    ===========





































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                  (Unaudited)
                                                      1998          1997
                                                    ________      ________
Cash flows from operating activities:
     Net income (loss)                            $ (51,929)    $   145,604
                                                  __________    ___________
     Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities:
     Depreciation                                    908,256        998,376
     Write-down of equipment to net
      realizable value                                63,700         10,625
     Proceeds from direct financing leases, net
      of earned income 	                               22,809          2,548
     Gain on sale of equipment, net                     (916)       (49,165)
     (Increase) decrease in accounts receivable      165,230         61,909
     (Increase) decrease in due from related parties 311,494        (19,050)
     Increase (decrease) in lease rents paid
      in advance                        	              63,766        (23,796)
     Increase (decrease) in account payable-equipment (7,050)           -
     Increase (decrease) in accounts payable and
      accrued expenses                               327,247          3,252
     Increase (decrease) in due to related parties   (42,199)       (11,559)
                                                  __________     __________
                                                   1,812,337        973,140
                                                  __________     __________

        Net cash provided by operating activities  1,760,408      1,118,744
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                     (3,097,961)       (13,067)
     Proceeds from sale of equipment                 102,550         57,033
                                                  __________     __________

        Net cash provided by (used in)
         investing activities                     (2,995,411)        43,966
                                                  __________     __________

Cash flows from financing activities:
     Distributions                                   (80,000)      (170,000)
                                                  __________     __________

        Net cash used in financing activities        (80,000)      (170,000)
                                                  __________     __________

     Increase (decrease) in cash and cash
      equivalents                                 (1,315,003)       992,710

     Cash and cash equivalents, beginning
      of period                                    3,185,012      2,983,264
                                                  __________     __________

     Cash and cash equivalents, end of period     $1,870,009     $3,975,974
                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $63,700 and $10,625 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1998 is as follows:

       Net minimum lease payments to be received         $302,000
       Less unearned income                                30,000
       Add expected future residuals                         -
                                                         ________
                                                         $272,000
                                                         ========

FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of March 31, 1998 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1998                   $2,521,000           $ 85,000
                   1999                    2,522,000            113,000
                   2000                    1,185,000            104,000
                                          __________           ________
                                          $6,228,000           $302,000
                                          ==========           ========

    Subsequent to March 31, 1998, the Fund purchased $238,379 of equipment subject to an operating lease with an initial lease term of 47 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $47,478 in 1998, $63,304 in 1999, $63,304 in 2000,
    $63,304 in 2001 and $10,551 in 2002.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:
                                               1998                 1997
                                             ________             ________

          Management fee                     $45,690              $60,117
          Reimbursable costs                  57,353               60,824

                      FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1998 and December 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTIONS

    There were no cash distributions made to partners for the three months ended March 31, 1998.

FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $1,062,456 and $1,295,371 for the three months ended March 31, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 97% and 93% of total revenues for the first quarter of 1998 and 1997, respectively. The decrease in revenues is primarily attributable to a decrease in rental income.
Rental income decreased during 1998 by approximately $572,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by an increase of approximately $400,000 in rental income realized from equipment purchases made since March 31, 1997. Additionally the Fund recognized a net gain on sale of equipment of $916 during the first quarter of 1998 as compared to a net gain on sale of equipment of $49,165 for the first quarter of 1997 which contributed to the overall decrease in total revenues in 1998, as well.

    Expenses were $1,114,385 and $1,149,767 during the three months ended
March 31, 1998 and 1997, respectively. Depreciation comprised 81% and 87% of total expenses during the first quarter of 1998 and 1997, respectively. The decrease in expenses is primarily related to the decrease in deprecation expense due to equipment which came off lease or was terminated and sold. However, the increase in write-down of equipment to net realizable value reduced the amount of the overall decrease in expenses in 1998. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $63,700 and $10,625 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended March 31, 1998 and 1997, the Fund had net income
(loss) of ($51,929) and $145,604, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were ($1.72)and $4.68 based on a weighted average number of equivalent limited partnership units outstanding of 29,850 and 30,771 for the three months ended March 31,1998 and 1997, respectively.

    The Fund generated $919,111 and $1,105,440 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1998 and 1997, respectively. It is the Fund's policy to make cash distributions in accordance with the net income earned by the Fund. For the first quarter of 1998, there were no cash distributions made to partners. However, $80,000 of cash distributions were paid during the first quarter of 1998 for the months of October and November of 1997. The Fund distributed 4% of cash available from operations to partners during he first quarter of 1997 and 9% of this amount to partners subsequent to the first quarter of 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


ANALYSIS OF FINANCIAL CONDITION

    During the quarter ended March 31, 1998 and 1997, the Fund purchased $3,097,961 and $13,067, respectively of equipment. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    Subsequent to March 31, 1998, the Fund purchased $238,379 of equipment for lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 1998

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)