Form 10-Q
period 1998-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 1998-08-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Yes    X    No _____










                                Page 1 of 12


 Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1998                     1997
                                         ____________             ____________

Cash and cash equivalents                $   684,555               $ 3,185,012

Accounts receivable                           75,054                   440,830

Due from related parties                      65,485                   444,897

Equipment under operating leases
(net of accumulated depreciation
of $7,007,200 and $6,817,100,
respectively)                              7,512,619                 6,214,378

Net investment in direct financing leases  1,397,907                   295,319

Equipment held for sale or lease             634,000                    39,958

                                         ___________               ___________

       Total assets                      $10,369,620               $10,620,394
                                         ===========               ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $   132,409               $   101,304

     Accounts payable-equipment                 -                        7,050

     Accounts payable and
      accrued expenses                        54,432                   100,885

     Due to related parties                   22,752                    42,321
                                         ___________               ___________
       Total liabilities                     209,593                   251,560

Partners' capital                         10,160,027                10,368,834
                                         ___________               ___________
       Total liabilities and
        partners' capital                $10,369,620               $10,620,394
                                         ===========               ===========

The accompanying notes are an integral part of these financial statements.
                                        2

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                 1998          1997       1998          1997
                                 ____          ____       ____          ____

Income:
     Rentals                  $  927,732   $1,219,245  $1,957,114    $2,420,325
     Earned income on direct
      financing leases            14,095          568      19,621         1,194
     Interest                     19,922       49,345      45,364        92,035
     Gain on sale of equipment,
      net                         25,404       30,300      26,320        79,465
     Other                         7,162        2,423       8,352         4,233
                              __________   __________  __________    __________

                                 994,315    1,301,881   2,056,771     2,597,252
                              __________   __________  __________    __________

Expenses:
     Depreciation                841,105      994,947   1,749,361     1,993,323
     Write-down of equipment to
      net realizable value        91,000       20,737     154,700        31,362
     General and administrative   23,143       29,206      62,529        49,031
     General and administrative
      to related party            74,577       70,972     131,930       131,796
     Management fee to
      related party               41,368       61,026      87,058       121,143
                              __________   __________  __________    __________

                               1,071,193    1,176,888   2,185,578     2,326,655
                              __________   __________  __________    __________

Net income (loss)             $  (76,878)  $  124,993  $ (128,807)   $  270,597
                              ==========   ==========  ==========    ==========

Net income (loss) per equivalent
  limited partnership unit    $    (2.56)  $     4.03  $    (4.28)   $     8.85
                              ==========   ==========  ==========    ==========

Weighted average number of
  equivalent limited
  partnership units outstand-
  ing during the period           29,742       30,647      29,796       30,238
                              ==========   ==========  ==========   ==========


The accompanying notes are an integral part of these financial statements.

                                       3


                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1998

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount        Total
                                _______     _____      ______        _____

Balance, January 1, 1998       $(30,664)   65,449   $10,399,498   $10,368,834

Cash distributions                 (800)     -          (79,200)      (80,000)

Net loss                         (1,288)     -         (127,519)     (128,807)
                               ________    ______   ___________   ___________
Balance, June 30, 1998         $(32,752)   65,449   $10,192,779   $10,160,027
                               ========    ======   ===========   ===========





























The accompanying notes are an integral part of these financial statements.



                                       4



                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                                      1998          1997
                                                      ____          ____
Cash flows from operating activities:
     Net income (loss)                            $ (128,807)   $  270,597
                                                  __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation                                  1,749,361     1,993,323
     Write-down of equipment to net
      realizable value                               154,700        31,362
     Proceeds from direct financing leases, net
      of earned income                                75,104         5,154
     Gain on sale of equipment, net                  (26,320)      (79,465)
     (Increase) decrease in accounts receivable      365,776        93,116
     (Increase) decrease in due from related parties 379,412        (7,978)
     Increase (decrease) in lease rents paid
      in advance                                      31,105         6,206
     Increase (decrease) in accounts payable-
      equipment                                       (7,050)         -
     Increase (decrease) in accounts payable and
      accrued expenses                               (46,453)       (8,887)
     Increase (decrease) in due to related parties   (19,569)       20,477
                                                  __________    __________
                                                   2,656,066     2,053,308
                                                  __________    __________
        Net cash provided by operating activities  2,527,259     2,323,905
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (3,927,849)   (2,615,307)
     Investment in direct financing leases        (1,177,693)      -
     Proceeds from sale of equipment                 157,826        89,196
                                                  __________     __________
        Net cash used in investing activities     (4,947,716)   (2,526,111)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                   (80,000)     (370,000)
                                                  __________     __________

        Net cash used in financing activities        (80,000)     (370,000)
                                                  __________     __________

     Decrease in cash and cash equivalents        (2,500,457)     (572,206)

     Cash and cash equivalents, beginning
       of period                                   3,185,012     2,983,264
                                                  __________     __________
     Cash and cash equivalents, end of period     $  684,555    $2,411,058
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                        5

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 3 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $154,700 and $31,362 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1998 is as follows:

       Net minimum lease payments to be received         $1,591,000
       Less unearned income                                 193,000
       Add expected future residuals                           -
                                                         __________
                                                         $1,398,000
                                                         ==========

                     FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of June 30, 1998 are as follows:

                                                                Direct
         Years Ending December 31          Operating           Financing
         ________________________          _________           _________

                   1998                   $1,594,000         $  205,000
                   1999                    2,522,000            410,000
                   2000                    1,185,000            401,000
                   2001                        -                269,000
                   2002                        -                252,000
             Thereafter                        -                 54,000
                                          __________         __________
                                          $5,301,000         $1,591,000
                                          ==========         ==========

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)


    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1998 and 1997:

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               1998          1997      1998        1997
                               ____          ____      ____        ____

    Management fee           $41,368      $61,026    $ 87,058    $121,143
    Reimbursable costs        74,577       70,972     131,930     131,796


    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    There were no cash distributions made to partners for the three months ended June 30, 1998.

                FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $994,315 and $1,301,881 for the three months ended June 30, 1998 and 1997, respectively, and $2,056,771 and $2,597,252 for the six months ended June 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 93% and 94% of total revenues for the second quarter of 1998 and 1997, respectively and 95% and 93% of total revenues for the six months ended
June 30,1998 and 1997, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1998, rental income decreased by approximately $1,232,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by an increase of approximately $769,000 of rental income realized from equipment purchases made since June 30, 1997 as well as rental income recognized on 1997 equipment purchases for which a full six months of rents was earned in 1998 and only a portion of the six months was earned in 1997. Additionally, the Fund had a net gain on sale of equipment of $26,320 for the six months ended June 30, 1998 compared to a net gain of $79,465 for the same period in 1997 which also accounts for the decrease in total revenues in the current year. Furthermore, interest income decreased because of lower cash balances available for investment by the Fund in 1998. This decrease also contributed to the overall decrease in revenues in 1998.

    Expenses were $1,071,193 and $1,176,888 for the three months ended June 30, 1998 and 1997, respectively, and $2,185,578 and $2,326,655 for the six months ended June 30, 1998 and 1997, respectively. Depreciation expense comprised 79% and 85% of total expenses during the quarter ended June 30, 1998 and 1997, respectively and 80% and 86% of total expenses during the six months ended June 30, 1998 and 1997, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense resulting from equipment which came off lease or terminated and sold since June 1997. Management fee to related party also decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses in 1998. However, the increase in write down of equipment to net realizable value reduced the overall decrease in expenses in 1998. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $154,700 and $31,362 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

                 FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)


    The Fund's net income (loss) was ($76,878) and $124,993 for the three months ended June 30, 1998 and 1997, respectively, and ($128,807) and $270,597 for the six months ended June 30, 1998 and 1997, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($2.56) and $4.03 based on a weighted average number of equivalent limited partnership units outstanding of 29,742 and 30,647 for the three months ended June 30, 1998 and 1997, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($4.28) and $8.85 based on a weighted average number of equivalent limited partnership units outstanding of 29,796 and 30,238 for the six months ended June 30, 1998 and 1997, respectively.

    The Fund generated $829,823 and $1,110,377 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Fund generated $1,748,934 and $2,215,817 of cash from operations. It is the Fund's policy to make cash distributions in accordance with the net income earned by the Fund. There were no cash distributions made to partners for the first six months of 1998. However, $80,000 of cash distributions were paid during the first quarter of 1998 for the months of October and November of 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. For the three months ended June 30, 1997, the Fund distributed 9% of cash available from operations during the quarter and 5% of this amount subsequent to June 30, 1997. For the six months ended June 30, 1997, the Fund distributed 11% of cash available from operations during the period and 2% of this amount subsequent to June 30, 1997.

ANALYSIS OF FINANCIAL CONDITION

    During the six months ended June 30, 1998 and 1997, the Fund purchased equipment of $3,927,849 and $2,615,307, respectively. The Fund also invested $1,177,693 in direct financing leases during the six months ended June 30, 1998. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve months period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 1998

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-  -98      By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-  -98       By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)


























                                         12