Form 10-Q
period 1998-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1998-11-10
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                 3 North Columbus Boulevard, Philadelphia, PA 19106
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                       FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1998                     1997
                                         _____________            ____________

Cash and cash equivalents                  $ 1,042,765             $ 3,185,012

Accounts receivable                             35,680                 440,830

Due from related parties                        30,324                 444,897

Equipment under operating leases
(net of accumulated depreciation
of $6,095,173 and $6,817,100,
respectively)                                6,478,393               6,214,378

Net investment in direct financing leases    2,052,316                 295,319

Equipment held for sale or lease               593,603                  39,958

                                           ___________              __________

       Total assets                        $10,233,081             $10,620,394
                                           ===========             ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $    82,504             $   101,304

     Accounts payable - equipment               -                        7,050

     Accounts payable and
      accrued expenses                          49,632                 100,885

     Due to related parties                     12,132                  42,321
                                           ___________             ___________
       Total liabilities                       144,268                 251,560

Partners' capital                           10,088,813              10,368,834
                                           ___________             ___________
        Total liabilities and
         partners' capital                 $10,233,081             $10,620,394
                                           ===========             ===========






The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1998          1997        1998        1997
                                  ____          ____        ____        ____

Income:
     Rentals                   $  846,086    $1,243,191  $2,803,200  $3,663,516
     Earned income on direct
      financing leases             31,024           508      50,645       1,702
     Interest                      11,376        36,574      56,740     128,609
     Gain on sale of equipment,
      net                          76,500          -        102,820      54,255
     Other                          3,930         3,634      12,282       7,867
                               __________    __________  __________  __________

                                  968,916     1,283,907   3,025,687   3,855,949
                               __________    __________  __________  __________

Expenses:
     Depreciation                 755,176     1,007,871   2,504,537   3,001,194
     Write-down of equipment
      to net realizable value     158,116        14,039     312,816      45,401
     General and administrative    28,848        28,515      91,377      77,546
     General and administrative
      to related party             59,362        42,340     191,292     174,136
     Management fee to
      related party                38,628        62,223     125,686     183,366
     Loss on sale of equipment,
      net                            -           25,210        -           -
                               __________    __________  __________  __________

                                1,040,130     1,180,198   3,225,708   3,481,643
                               __________    __________  __________  __________

Net income (loss)              $  (71,214)   $  103,709  $ (200,021) $  374,306
                               ==========    ==========  ==========  ==========

Net income (loss) per equivalent
  limited partnership unit     $    (2.38)   $     3.34  $    (6.66) $    12.18
                               ==========    ==========  ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                29,603        30,667      29,732      30,381
                               ==========    ==========   =========  ==========







     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1998

                                    (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount         Total
                                _______     _____      ______         _____

Balance, January 1, 1998      $(30,664)    65,449   $10,399,498   $10,368,834

Cash distributions                (800)      -          (79,200)      (80,000)

Net loss                        (2,000)      -         (198,021)     (200,021)
                              ________     ______   ___________   ___________
Balance, September 30, 1998   $(33,464)    65,449   $10,122,277   $10,088,813
                              ========     ======   ===========   ===========






































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1998 and 1997
                                     (Unaudited)
                                                      1998          1997
                                                      ____          ____
Cash flows from operating activities:
     Net income (loss)                           $ (200,021)    $  374,306
                                                 __________      _________

     Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
     Depreciation                                 2,504,537      3,001,194
     Write-down of equipment to
      net realizable value                          312,816         45,401
     Proceeds from direct financing leases, net
      of earned income                              177,593          7,819
     Gain on sale of equipment, net                (102,820)       (54,255)
     (Increase) decrease in accounts receivable     405,150        (58,872)
     (Increase) decrease in due from related
      parties                                       414,573          7,289
     Increase (decrease) in lease rents paid
      in advance                                    (18,800)         1,755
     Increase (decrease) in accounts payable -
      equipment                                      (7,050)            -
     Increase (decrease) in accounts payable
      and accrued expenses                          (51,253)         9,664
     Increase (decrease) in due to related
      parties                                       (30,189)       (13,683)
                                                  _________     __________
                                                  3,604,557      2,946,312
                                                  _________     __________
        Net cash provided by operating activities 3,404,536      3,320,618
                                                  _________      _________
Cash flows from investing activities:
     Acquisition of equipment                    (3,936,282)    (2,643,930)
     Investment in direct financing leases       (1,934,591)          -
     Proceeds from sale of equipment                404,090        246,287
                                                  _________     __________
        Net cash used in investing activities    (5,466,783)    (2,397,643)
                                                  _________     __________
Cash flows from financing activities:
     Distributions                                  (80,000)      (470,000)
                                                  _________     __________
        Net cash used in financing activities       (80,000)      (470,000)
                                                  _________     __________
     Increase (decrease) in cash and
      cash equivalents                           (2,142,247)       452,975
     Cash and cash equivalents, beginning
      of period                                   3,185,012      2,983,264
                                                 __________     __________
     Cash and cash equivalents, end of period    $1,042,765     $3,436,239
                                                 ==========     ==========




     The accompanying notes are an integral part of these financial statements.

FIDELITY LEASING INCOME FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 1998
(Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $312,816 and $45,401 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1998 is as follows:

       Net minimum lease payments to be received       $2,354,000
       Less unearned income                               302,000
       Add expected future residuals                         -
                                                       __________

                                                       $2,052,000
                                                       ==========

                       FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 1998 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
        ________________________          _________           _________

                   1998                      $  812,000          $  149,000
                   1999                       2,616,000             596,000
                   2000                       1,298,000             596,000
                   2001                         740,000             455,000
                Thereafter                      756,000             558,000
                                             __________          __________
                                             $6,222,000          $2,354,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1998 and 1997:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                 1998          1997        1998        1997
                                 ____          ____        ____        ____

          Management fee       $38,628       $62,223    $125,686    $183,366
          Reimbursable costs    59,362        42,340     191,292     174,136

                       FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    There were no cash distributions made to partners for the three months ended September 30, 1998.

                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $968,916 and $1,283,907 for the three months ended September 30, 1998 and 1997, respec-tively, and $3,025,687 and $3,855,949 for the nine months ended September 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 87% and 97% of total revenues for the third quarter of 1998 and 1997, respectively and 93% and 95% for the nine months ended
September 30, 1998 and 1997, respectively. The decrease in revenues is primarily attributable to the decrease in rental income. Rental income decreased during 1998 by approximately $1,855,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $995,000 of rental income realized from equipment purchases made since September 30, 1997 as well as rental income earned on 1997 equipment purchases for which a full nine months was earned in 1998 and only a portion of the nine months was earned in 1997. Additionally, the decrease in interest income caused by lower cash balances available for investment by the Fund also contributed to the decrease in total revenues. However, during the nine months ended September 30, 1998, the Fund recognized $102,820 of net gain on sale of equipment compared to $54,255 of net gain on sale of equipment for the same period in 1997. Furthermore, in 1998, the Fund invested in approximately $1,935,000 of direct financing leases which increased the earned income on direct financing leases in 1998. These increases in revenues mitigated the overall decrease in revenues from 1997.

    Expenses were $1,040,130 and $1,180,198 for the three months ended Septem-ber 30, 1998 and 1997, respectively, and $3,225,708 and $3,481,643 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense comprised 73% and 85% of total expenses for the third quarter of 1998 and 1997, respectively and 78% and 86% of total expenses for the nine months ended September 30, 1998 and 1997, respectively. The decrease in expenses in 1998 is primarily related to the decrease in depreciation expense because of equipment which came off lease or terminated and sold since September 1997.
Additionally, the management fee to related party decreased in proportion to the decrease in rental income in 1998 which also accounts for the overall decrease in expenses. However, based upon the quarterly review of the undepreciated cost of rental equipment, the Fund incurred a write-down of equipment to net realizable value of $312,816 for the nine months ended September 30, 1998 compared to $45,401 for the nine months ended
September 30, 1997. The increase in this account lowered the overall decrease in expenses in 1998. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was ($71,214) and $103,709 for the three months ended September 30, 1998 and 1997, respectively, and ($200,021) and $374,306 for the nine months ended September 30, 1998 and 1997, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were ($2.38) and $3.34 based on a weighted average number of equivalent limited partnership units outstanding of 29,603 and 30,667 for the three months ended September 30, 1998 and 1997, respectively.

                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were ($6.66) and $12.18 based on a weighted average number of equivalent limited partnership units outstanding of 29,732 and 30,381 for the nine months ended September 30, 1998 and 1997, respectively.

    The Fund generated $765,578 and $1,150,829 of cash from operations, for the purpose of determining cash available for distribution for the quarter ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Fund generated $2,514,512 and $3,366,646 of cash from operations, respectively. It is the Fund's policy to make cash distributions in accordance with the net income earned by the Fund. There were no cash distributions made to partners for the first nine months of 1998. However, $80,000 of cash distributions were paid during the first quarter of 1998 for the months of October and November of 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. For the three months ended September 30, 1997, the Fund distributed 4% of cash available from operations during the quarter and 8% subsequent to September 30, 1997. For the nine months ended September 30, 1997, the Fund distributed 10% of cash available from operations during the period and 3% of this amount subsequent to September 30, 1997.

ANALYSIS OF FINANCIAL CONDITION

    During the nine months ended September 30, 1998 and 1997, the Fund purchased $3,936,282 and $2,643,930, respectively, of equipment. The Fund also invested $1,934,591 in direct financing leases during the nine months ended September 30, 1998. The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 1998

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

                       FIDELITY LEASING INCOME FUND VII, L.P.




                      By:  Freddie M. Kotek
                 _____________________________
11-9-98          Freddie M. Kotek
_______          President of F.L. Partnership Management, Inc.
           Date           (Principal Operating Officer)




                      By:  Marianne T. Schuster
11-9-98          ____________________________
_______          Marianne T. Schuster
 Date            Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)

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