Form 10-K
period 1998-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 1999-03-30
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998

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

The number of outstanding limited partnership units of the Registrant at December 31, 1998 is 65,449

There is no public market for these securities.

The index of Exhibits is located on page 11.


                                        1

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware
limited partnership, was organized in 1989 and acquires equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment, as well as other electronic equipment which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for
distribution.   The Fund manages the equipment, releasing or disposing of
equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distri-butors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equip-ment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1998, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.















                                         2

Item 2.  PROPERTIES
     The following schedules detail the type, aggregate
purchase price and percentage of the various types of equipment acquired and leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      Communication Controllers               $  241,022              3.60%
      Disk Storage Systems                       585,327              8.74
      Mini Computer Systems                      365,416              5.46
      Network Communications                     415,798              6.21
      PCB Assembly Equipment                     341,620              5.10
      Printers                                   347,147              5.18
      Technical Workstation and Terminals      1,305,201             19.49
      Testing Equipment                        1,732,707             25.86
      Other                                    1,363,848             20.36
                                              __________            ______
      Totals                                  $6,698,086            100.00%
                                              ==========            ======
Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      PCB Assembly Equipment                  $1,179,792             24.97%
      Testing Equipment                        3,097,961             65.58
      Other                                      446,500              9.45
                                              __________            ______
      Totals                                  $4,724,253            100.00%
                                              ==========            ======
     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment
      Aerospace                               $  602,487              9.00%
      Computers/Data Processing                   85,596              1.28
      Diversified Financial/Banking/Insurance    105,827              1.58
      Manufacturing/Refining                   3,935,453             58.75
      Retailing/Consumer Goods                 1,365,920             20.39
      Telephone/Telecommunications               365,416              5.46
      Utilities                                  237,387              3.54
                                              __________            ______
      Totals                                  $6,698,086            100.00%
                                              ==========            ======
Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment
      Manufacturing/Refining                  $3,722,717             78.80%
      Professional Services                      586,503             12.41
      Retailing/Consumer Goods                   415,033              8.79
                                              __________            ______
      Totals                                  $4,724,253            100.00%
                                              ==========            ======
Average Initial Term of Leases (in months):  40
                                         3
Item 3. LEGAL PROCEEDINGS

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



















































                                         4

                                      PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b) Number of Equity Security Holders:

                                                Number of Partners
              Title of Class                  as of December 31, 1998
              Limited Partnership Interests               2,314
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              1998         1997          1996          1995         1994
Total Income              $4,416,369   $4,846,809    $5,778,248    $5,636,048    $8,309,679
Net Income (Loss)           (185,085)     197,895       604,654       (17,688)      440,247
Distributions to Partners     80,000      560,000       600,000     3,577,138     4,211,302
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              (6.14)        6.36         19.21        (0.50)         9.16
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     29,856       30,302        31,096        35,095        43,457

                                                December 31,
                              1998         1997          1996          1995          1994
Total Assets             $10,394,528  $10,620,394   $10,941,033   $11,594,773   $15,723,457
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)       2,957,392    6,254,336     7,734,171     8,696,769    10,164,497
Net Investment in
 Direct Financing Leases   4,335,444      295,319        29,334        38,961        47,752
Limited Partnership
 Units 	                       65,449       65,449        65,589        68,718        69,572
Limited Partners               2,314        2,309         2,307         2,396         2,423










                                            5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $4,416,369, $4,846,809 and $5,778,248 for the years ended December 31, 1998, 1997 and
1996, respectively. Rental income from the leasing of equipment accounted for 89%, 96% and 87% of total revenues in 1998, 1997 and 1996, respectively. The decrease in revenues in both 1998 and 1997 was attributable to the decrease in rental income. In 1998, rental income decreased $2,432,000 because of equipment that came off lease and sold. This decrease, however, was mitigated by an increase in rental income of $547,000 generated from equipment purchased during 1998 as well as rental income earned on 1997 equipment purchases for which a full year of rent was recognized in 1998 and only a partial year was earned in 1997. Additionally, the Fund entered into several transactions in which it collected the remaining rents owed on certain leases and recognized $1,131,000 of rental income in 1998. In 1997, rental income decreased by approximately $1,500,000 because of equip-ment that came off lease and was re-leased at lower rental rates or sold.
This decrease, however, was reduced by rental income of approximately $1,131,000 generated from equipment on operating leases purchased for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. The Fund recorded a net gain on sale of equipment of $116,049 in 1998, $-0- in 1997 and $627,800 in 1996. The increase in this account in 1998 reduced the overall decrease in revenues during this year. In 1997, the decrease in this account contributed significantly to the overall decrease in total revenues in 1997. During 1998, the Fund invested in $6,066,963 of direct financing leases compared to $302,825 in 1997 and $-0-in 1996. The increase in income earned on these direct financing leases served to lower the decrease in total revenues in 1998.

    Expenses were $4,601,454, $4,648,914 and $5,173,594 for the twelve months ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense comprised 79%, 82% and 76% of total expenses in 1998, 1997 and 1996, respectively. The decrease in expenses in 1998 and 1997 was partially related to the decrease in depreciation expense due to equipment which came off lease, terminated or was sold. Additionally, the Fund recorded a net loss on sale of equipment of $116,000 during the twelvemonths ended
December 31, 1997.  There was no net loss incurred during 1998 and 1996.
The fluctuation in this account contributed to the decrease in total expenses during 1998 and reduced the overall decrease in expenses in 1997. The change in write-down of equipment to net realizable value also affected the decrease in total expenses in 1998 and 1997. In 1998, 1997 and 1996, approximately $340,000, $102,000 and $546,000, respectively, was charged to write-down of equipment to net realizable value. The increase in this account during 1998 lowered the overall decrease in expenses in this year but the decrease in this account in 1997 contributed to the decrease in total expenses in 1997. Currently, the Fund's practice is to review the recoverability of its unde-preciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications.
In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

                                            6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income (loss) was ($185,085), $197,895 and $604,654 for the years ended December 31, 1998, 1997 and 1996, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) al-located to the General Partner, were ($6.14), $6.36 and $19.21 based on a weighted average number of equivalent limited partnership units outstanding of 29,856, 30,302 and 31,096 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Fund generated cash from operations of $3,664,714, $4,242,564 and $4,458,863 for the purpose of determining cash available for distribution, and distributed 0%, 13% and 13% of these amounts to partners in 1998, 1997 and 1996, respectively, and 4%, 2% and 3% of these amounts to partners in January and February 1999, 1998 and 1997, respectively. For financial state-ment purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1998, 1997 and 1996, the Fund purchased $999,749, $2,942,752 and
$3,759,606, respectively, of equipment subject to operating leases. Additionally, the Fund invested in $6,066,963 and $302,825 of equipment under direct financing leases during the twelve months ended December 31, 1998 and 1997, respectively.

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

                                        PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 43, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 49, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1994 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 36, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     STEPHEN P. CASO, age 43, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 40, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 31, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1998:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation
            F.L. Partnership
             Management, Inc.          General Partner       $218,917(1)
                                                             ========
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1998, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1989, the General Partner contributed $1,000 to the capital of theFund but it does not own any of the Fund's outstanding securities.
     No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distri-butions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded priority return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Fund was charged $218,917 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee o the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1998, the General Partner received $800 of cash distributions.

     The Fund incurred $278,762 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1998.

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

                       (27)            Financial Data Schedule

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

                  FIDELITY LEASING INCOME FUND VII, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors
Freddie M. Kotek               and President of F.L. Partnership        3-29-99
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership
Michael L. Staines             Management, Inc.                         3-29-99



Marianne T. Schuster
____________________________  Vice President and Controller
Marianne T. Schuster           of F.L. Partnership Management, Inc.     3-29-99
                               (Principal Financial Officer)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1998 and 1997             F-3

          Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                           F-6

          Notes to Financial Statements                            F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1998 and 1997, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 12, 1999

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                           BALANCE SHEETS

                                               ASSETS
                                                            December 31,

                                                     1998                 1997
       Cash and cash equivalents                  $ 2,967,163         $ 3,185,012

       Accounts receivable                             69,610             440,830

       Due from related parties                        64,919             444,897

       Equipment under operating leases
        (net of accumulated depreciation
        of $4,039,764 and $6,817,100,
        respectively)                               2,658,322           6,214,378

       Net investment in direct financing
        leases                                      4,335,444             295,319

       Equipment held for sale or lease               299,070              39,958
                                                  ___________         ___________

               Total assets                       $10,394,528         $10,620,394
                                                  ===========         ===========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance          $    30,675         $   101,304

             Accounts payable - equipment                -                  7,050

             Accounts payable and
              accrued expenses                         63,769             100,885

             Due to related parties                   128,510              42,321

             Security deposits                         67,825                -
                                                  ___________         ___________

                Total liabilities                     290,779             251,560

       Partners' capital                           10,103,749          10,368,834
                                                  ___________         ___________

                Total liabilities and
                 partners' capital                $10,394,528         $10,620,394
                                                  ===========         ===========


The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1998           1997           1996

Income:
  Rentals                                    $3,909,010     $4,663,392     $5,032,406
  Earned income on direct
   financing leases                             288,680          4,215          3,067
  Interest                                       84,274        169,945        103,513
  Gain on sale of equipment, net                116,049           -           627,800
  Other                                          18,356          9,257         11,462
                                             __________     __________     __________
                                              4,416,369      4,846,809      5,778,248
                                             __________     __________     __________

Expenses:
  Depreciation                                3,625,790      3,826,599      3,935,706
  Write-down of equipment to
   net realizable value                         340,058        101,987        546,303
  General and administrative                    137,927        109,411        136,453
  General and administrative to
   related party                                278,762        263,767        303,419
  Management fee to related party               218,917        231,067        251,713
  Loss on sale of equipment, net                   -           116,083           -
                                             __________     __________     __________
                                              4,601,454      4,648,914      5,173,594
                                             __________     __________     __________

Net income (loss)                            $ (185,085)    $  197,895	     $  604,654
                                             ==========     ==========     ==========

Net income (loss) per equivalent
 limited partnership unit                    $    (6.14)    $     6.36     $    19.21
                                             ==========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,856         30,302         31,096
                                             ==========     ==========     ==========










The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                   STATEMENTS OF PARTNERS' CAPITAL

                        For the years ended December 31, 1998, 1997 and 1996

                                        General       Limited Partners
                                        Partner      Units        Amount           Total
                                       ________      ___________________           _____
Balance, January 1, 1996               $(31,464)     68,718   $11,292,568      $11,261,104

Redemptions                                -         (3,129)     (510,709)        (510,709)

Cash distributions                       (6,000)       -         (594,000)        (600,000)

Net income                                7,200        -          597,454          604,654
                                       ________      ______   ___________      ___________

Balance, December 31, 1996              (30,264)     65,589    10,785,313       10,755,049

Redemptions                                -           (140)      (24,110)         (24,110)

Cash distributions                       (5,600)       -         (554,400)        (560,000)

Net income                                5,200        -          192,695          197,895
                                       ________      ______   ___________      ___________

Balance, December 31, 1997              (30,664)     65,449    10,399,498       10,368,834

Cash distributions                         (800)       -          (79,200)         (80,000)

Net loss                                 (1,851)       -         (183,234)        (185,085)
                                       ________      ______   ___________      ___________

Balance, December 31, 1998             $(33,315)     65,449   $10,137,064      $10,103,749
                                       ========      ======   ===========      ===========












The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND VII, L.P.

                                        STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1998           1997         1996
Cash flows from operating activities:
  Net income (loss)                            $ (185,085)   $  197,895   $  604,654
                                               __________    __________   __________
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation                                  3,625,790     3,826,599    3,935,706
  Write-down of equipment to net
   realizable value                               340,058       101,987      546,303
  (Gain) loss on sale of equipment, net          (116,049)      116,083     (627,800)
  (Increase) decrease in accounts receivable      371,220      (294,820)     (67,637)
  (Increase) decrease in due from
   related parties                                379,978      (396,643)      17,995
  Increase (decrease) in lease rents paid in
   advance                                        (70,629)        2,470       51,473
  Increase (decrease) in accounts payable
   and accrued expenses                           (37,116)       33,355        3,560
  Increase (decrease) in due to related parties    86,189        22,701     (202,718)
  Increase (decrease) in other, net                (7,050)        7,050       15,225
                                               __________    __________   __________
                                                4,572,391     3,418,782    3,672,107
                                               __________    __________   __________
  Net cash provided by operating activities     4,387,306     3,616,677    4,276,761
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                       (999,749)   (2,942,752)  (3,759,606)
  Investment in direct financing leases        (6,066,963)     (302,825)        -
  Maturity of investment securities
   held to maturity                                  -             -         499,740
  Proceeds from direct financing leases,
   net of earned income                         2,026,837        36,839        9,627
  Proceeds from sale of equipment                 446,895       377,919      867,995
  Security deposits received                       67,825          -            -
                                               __________    __________   __________
  Net cash used in investing activities        (4,525,155)   (2,830,819)  (2,382,244)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                   (80,000)     (560,000)    (600,000)
  Redemptions of capital                             -          (24,110)    (510,709)
                                                _________    __________   __________
  Net cash used in financing activities           (80,000)     (584,110)  (1,110,709)
                                               __________    __________   __________
Increase (decrease) in cash and cash
  equivalents                                    (217,849)      201,748      783,808

Cash and cash equivalents, beginning of year    3,185,012     2,983,264    2,199,456
                                               __________    __________   __________
Cash and cash equivalents, end of year         $2,967,163    $3,185,012   $2,983,264
                                               ==========    ==========   ==========

The accompanying notes are an integral part of these financial 	statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partner-ship interests and it is unlikely that any will develop. The Fund acquires equipment including printers, tape and disk storage devices, data communi-cations equipment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, which is leased to third parties throughout the United States on a short-term basis.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements and jumbo savings accounts.

     Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded.

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net realiz-able value.

                          FIDELITY LEASING INCOME FUND VII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

     In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assump-tions that affect the reported amounts of assets and liabilities and the dis-closure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accu-mulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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


                                           F-8
                         FIDELITY LEASING INCOME FUND VII, L.P.

                        NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $27,000, $57,000 and $133,000 or $0.90, $1.88 and $4.28 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998, 1997 and 1996, respectively.

Reclassification

     Certain amounts on the 1997 and 1996 financial statements have been re-classified to conform to the presentation adopted in 1998.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

     The costs incurred to make the software system Year 2000 compliant has not been material as of December 31, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 Compliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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

5.  EQUIPMENT LEASED
     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 60 months.
     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1998, 1997 and 1996, approxi-mately $340,000, $102,000 and $546,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in sub-sequent years.
      Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.
     The net investment in direct financing leases as of December 31, 1998 is as follows:
              Minimum lease payments to be received            $4,352,000
              Unguaranteed residuals                              694,000
              Unearned rental income                             (541,000)
              Unearned residual income                           (170,000)
                                                               __________
                                                               $4,335,000
                                                               ==========
     The future approximate minimum rentals to be received on non-cancellable operating and direct financing leases as of December 31 are as follows:
                                                                Direct
                                           Operating          Financing
                    1999                  $1,687,000         $1,193,000
                    2000                     774,000          1,183,000
                    2001                     216,000          1,029,000
                    2002                     162,000            899,000
                    2003                     129,000             48,000
                                          __________         __________
                                          $2,968,000         $4,352,000
                                          ==========         ==========
                                                F-10
                          FIDELITY LEASING INCOME FUND VII, L.P.

                        NOTES TO FINANCIAL STATEMENTS (Continued)

5.  EQUIPMENT LEASED (Continued)

     In December 1998, the Fund financed $71,626 of equipment under a direct financing lease with an initial lease term of 47 months commencing January 1999. The future approximate minimum rentals to be received on this direct financing lease are $21,504 in years 1999 through 2001 and $19,712 in 2002.

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administra-tive and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. The following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                         1998       1997         1996

        Management fee                $218,917    $231,067     $251,713
        Reimbursable costs             278,762     263,767      303,419

     During 1998, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

     Amounts due from related parties at December 31, 1998 and 1997 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1998 and 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.



                                           F-11

                          FIDELITY LEASING INCOME FUND VII, L.P.

                        NOTES TO FINANCIAL STATEMENTS (Continued)

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1998, one customer accounted for approxi-mately 29%, and three customers accounted for 14% of the Fund's rental income. For the year ended December 31, 1997, two customers accounted for approxi-mately16% each and one customer accounted for 15% of the Fund's rental income. For the year ended December 31, 1996, two customers accounted for approxi-mately 20% and 19% of the Fund's rental income.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1998            1997          1996
                      March                   $80,000        $170,000     $120,000
                      June                       -            200,000      180,000
                      September                  -            100,000      180,000
                      December                   -             90,000      120,000
                                              _______        ________     ________
                                              $80,000        $560,000     $600,000
                                              =======        ========     ========

     In addition, the General Partner declared and paid a cash distribution of $50,000 in January and February 1999 for each of the months ended
October 31, November 30 and December 31, 1998 to all admitted partners as of October 31, November 30 and December 31, 1998.

























                                           F-12