Form 10-Q/A
period 1998-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1999-04-08
CIK 858661

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

4.  YEAR 2000 COMPLIANCE

    The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccur-acies in processing data.

    The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

    The costs incurred to make the software system Year 2000 compliant have not been material as of September 30, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

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




                                        8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VII, L.P.




                      By:  Freddie M. Kotek
         4/6/99            _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




                      By:  Marianne T. Schuster
         4/6/99            _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)































                                        12