Form 10-Q
period 1999-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 1999-05-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2581971
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

                                (215) 574-1636
____________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__  No _____











                                Page 1 of 13

Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1999                     1998
                                          ___________             ____________

Cash and cash equivalents                 $ 3,584,134              $ 2,967,163

Accounts receivable                            64,563                   69,610

Due from related parties                       13,012                   64,919

Equipment under operating leases
 (net of accumulated depreciation
 of $4,363,579 and $4,039,764,
 respectively)                              2,275,105                2,658,322

Net investment in direct financing leases   4,180,078                4,335,444

Equipment held for sale or lease              196,743                  299,070
                                          ___________              ___________

       Total assets                       $10,313,635              $10,394,528
                                          ===========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   186,245              $    30,675

     Security deposits                         67,825                   67,825

     Accounts payable and
      accrued expenses                         75,201                   63,769

     Due to related parties                    46,347                  128,510
                                          ___________              ___________

       Total liabilities                      375,618                  290,779

Partners' capital                           9,938,017               10,103,749
                                          ___________              ___________
       Total liabilities and
        partners' capital                 $10,313,635              $10,394,528
                                          ===========              ===========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                    1999              1998
                                                  ________          ________

Income:
     Rentals                                     $  404,113        $1,029,382
     Earned income on direct financing leases        76,592             5,526
     Interest                                        34,307            25,442
     Gain on sale of equipment, net                    -                  916
     Other                                            2,438             1,190
                                                 __________        __________

                                                    517,450         1,062,456
                                                 __________        __________

Expenses:
     Depreciation                                   381,718           908,256
     Write-down of equipment to net
      realizable value                               30,700            63,700
     General and administrative                      36,158            39,386
     General and administrative to related
      party                                          55,323            57,353
     Management fee to related party                 24,661            45,690
     Loss on sale of equipment, net                     250              -
                                                 __________        __________

                                                    528,810         1,114,385
                                                 __________        __________

Net loss                                         $  (11,360)       $  (51,929)
                                                 ==========        ==========

Net loss per equivalent
  limited partnership unit                       $    (0.38)       $    (1.72)
                                                 ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period                29,293            29,850
                                                 ==========        ==========






The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 1999

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1999       $(33,315)   65,449   $10,137,064    $10,103,749

Redemption                         -          (28)       (4,372)        (4,372)

Cash distributions               (1,500)     -         (148,500)      (150,000)

Net loss                           (114)     -          (11,246)       (11,360)
                               ________    ______   ___________    ___________

Balance, March 31, 1999        $(34,929)   65,421   $ 9,972,946    $ 9,938,017
                               ========    ======   ===========    ===========






























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)
                                                      1999          1998
                                                    ________      ________
Cash flows from operating activities:
     Net loss                                     $  (11,360)    $  (51,929)
                                                  __________     __________
     Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
       Depreciation                                  381,718        908,256
       Write-down of equipment to net
        realizable value                              30,700         63,700
       Gain (loss) on sale of equipment, net             250           (916)
       (Increase) decrease in accounts
         receivable                                    5,047        165,230
       (Increase) decrease in due from related
         parties                                      51,907        311,494
       Increase (decrease) in lease rents paid
        in advance                                   155,570         63,766
       Increase (decrease) in accounts payable -
        equipment                                       -            (7,050)
       Increase (decrease) in accounts payable
        and accrued expenses                          11,432        327,247
       Increase (decrease) in due to related
        parties                                      (82,163)       (42,199)
                                                  __________     __________
                                                     554,461      1,789,528
                                                  __________     __________
        Net cash provided by operating activities    543,101      1,737,599
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                           -        (3,097,961)
     Proceeds from direct financing leases,
       net of earned income                          226,992         22,809
     Proceeds from sale of equipment                   1,250        102,550
                                                  __________     __________
        Net cash provided by (used in)
         investing activities                        228,242     (2,972,602)
                                                  __________     __________
Cash flows from financing activities:
     Redemptions of capital                           (4,372)          -
     Distributions                                  (150,000)       (80,000)
                                                  __________     __________
        Net cash used in financing activities       (154,372)       (80,000)
                                                  __________     __________
     Increase (decrease) in cash and
      cash equivalents                               616,971     (1,315,003)
     Cash and cash equivalents, beginning
      of period                                    2,967,163      3,185,012
                                                  __________     __________
     Cash and cash equivalents, end of period     $3,584,134     $1,870,009
                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been pre-pared by the Fund in accordance with Generally Accepted Accounting Prin-ciples, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (con-sisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 3 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological develop-ments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $30,700 and $63,700 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological develop-ments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 1999 is as follows:

          Minimum lease payments to be received        $4,133,000
          Unguaranteed residuals                          694,000
          Unearned rental income                         (486,000)
          Unearned residual income                       (161,000)
                                                       __________
                                                       $4,180,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1999 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                1999                       $1,129,000       $  911,000
                2000                          639,000        1,205,000
                2001                           81,000        1,050,000
                2002                           26,000          918,000
                2003                           13,000           49,000
                                           __________       __________
                                           $1,888,000       $4,133,000
                                           ==========       ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental pay-ments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               1999                 1998
                                             ________             ________

          Management fee                      $24,661              $45,690
          Reimbursable costs                   55,323               57,353

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 1999 and December 31, 1998 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    Two of the three main software systems utilized to generate informa-tion for the Fund are still in the testing phase. The third software system should be Year 2000 capable by July 1999. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

                      FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to March 31, 1999 for the months ended January 31, February 28 and March 31, 1999 to all admitted partners as of January 31, February 28 and March 31, 1999.

                      FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $517,450 and $1,062,456 for the three months ended March 31, 1999 and 1998, respect-tively. Rental income from the leasing of equipment accounted for 78% and 97% of total revenues for the first quarter of 1999 and 1998, respec-tively. The decrease in revenues was primarily attributable to a decrease in rental income. Rental income decreased during 1999 by approximately $645,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $20,000 in rental income realized from equip-ment purchases made since March 31, 1998. The decrease in total revenues, however, was mitigated by an increase in earned income on direct financing leases. The Fund invested in direct financing leases during 1998 which generated $76,592 of earned income on direct financing leases for the first quarter of 1999 compared to $5,526 for the first quarter of 1998.

    Expenses were $528,810 and $1,114,385 during the three months ended March 31, 1999 and 1998, respectively. Depreciation expense comprised
72% and 82% of total expenses during the first quarter of 1999 and 1998, respectively. The decrease in expenses was primarily related to the de-crease in depreciation expense due to equipment which came off lease or terminated and sold. The decrease in management fee to related party also accounted for the decrease in total expenses in 1999. This decrease was partially attributable to the decrease in rental income earned on operating leases. Additionally, the Fund invested in direct financing leases through-out 1998 which meet the requirements of full pay-out leases for purposes of calculating the management fee. The Fund pays a lower management fee of 2% on full pay-out leases. Furthermore, the decrease in write-down of equip-ment to net realizable value also contributed to the overall decrease in expenses in 1999. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $30,700 and $63,700 was charged to operations to write down equipment to its estimated net real-izable value during the three months ended March 31, 1999 and 1998, re-spectively. Any future losses are dependent upon unanticipated technolo-gical developments affecting the types of equipment in the portfolio in subsequent years.

    For the three months ended March 31, 1999 and 1998, the Fund incurred net losses of $11,360 and $51,929, respectively. The loss per equivalent limited partnership unit, after loss allocated to the General Partner was $0.38 and $1.72 based on a weighted average number of equivalent limited partnership units outstanding of 29,293 and 29,850 for the three months ended March 31, 1999 and 1998, respectively.

                      FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    The Fund generated $401,308 and $919,111 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 1999 and 1998, respectively. There were no cash distributions paid to partners during the first quarter of 1999 and 1998 for the three months ended March 31, 1999 and 1998. Subsequent to March 31, 1999, 37% of the cash available from operations was paid to partners for the first quarter of 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners in pre-vious periods. The Fund did not purchase any equipment subject to opera-ting leases during the first quarter of 1999. During the quarter ended March 31, 1998, the Fund purchased $3,097,961 of equipment for lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 1999

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-14-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-14-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)