Form 10-Q
period 1999-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 1999-08-12
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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
                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1999                     1998
                                         ____________             ____________

Cash and cash equivalents                 $3,872,833               $ 2,967,163

Accounts receivable                           65,331                    69,610

Due from related parties                      46,819                    64,919

Equipment under operating leases (net
 of accumulated depreciation of
 $4,596,866 and $4,039,764, respectively)  1,894,802                 2,658,322

Net investment in direct financing leases  3,948,985                 4,335,444

Equipment held for sale or lease             123,392                   299,070

                                          __________               ___________

       Total assets                       $9,952,162               $10,394,528
                                          ==========               ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  115,347               $    30,675

     Security deposits                        67,825                    67,825

     Accounts payable and
      accrued expenses                        57,040                    63,769

     Due to related parties                    8,816                   128,510
                                          __________               ___________
       Total liabilities                     249,028                   290,779

Partners' capital                          9,703,134                10,103,749
                                          __________               ___________
       Total liabilities and
        partners' capital                 $9,952,162               $10,394,528
                                          ==========               ===========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VII, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended       Six Months Ended
                                       June 30                June 30
                                 1999          1998       1999          1998
                                 ____          ____       ____          ____

Income:
     Rentals                   $432,280    $  927,732  $  836,393    $1,957,114
     Earned income on direct
      financing leases           72,491        14,095     149,083        19,621
     Interest                    33,302        19,922      67,609        45,364
     Gain on sale of equipment,
      net                        11,440        25,404      11,190        26,320
     Other                        1,567         7,162       4,005         8,352
                               ________    __________  __________    __________

                                551,080       994,315   1,068,280     2,056,771
                               ________    __________  __________    __________

Expenses:
     Depreciation               380,303       841,105     762,021     1,749,361
     Write-down of equipment to
      net realizable value       73,351        91,000     104,051       154,700
     General and administrative  36,038        23,143      72,196        62,529
     General and administrative
      to related party           70,201        74,577     125,524       131,930
     Management fee to
      related party              26,070        41,368      50,731        87,058
                               ________    __________  __________    __________

                                585,963     1,071,193   1,114,523     2,185,578
                               ________    __________  __________    __________

Net income (loss)              $(34,883)   $  (76,878) $  (46,243)   $(128,807)
                               ========    ==========  ==========    ==========

Net income (loss) per equivalent
  limited partnership unit     $  (1.19)   $    (2.56) $    (1.57)   $    (4.28)
                               ========    ==========  ==========    ==========

Weighted average number of
  equivalent limited
  partnership units outstand-
  ing during the period          28,934        29,742      29,114       29,796
                               ========    ==========  ==========   ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1999
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 1999       $(33,315)   65,449   $10,137,064   $10,103,749

Redemption                         -          (28)       (4,372)       (4,372)

Cash distributions               (3,500)     -         (346,500)     (350,000)

Net loss                           (462)     -          (45,781)      (46,243)
                               ________    ______   ___________   ___________
Balance, June 30, 1999         $(37,277)   65,421   $ 9,740,411   $ 9,703,134
                               ========    ======   ===========   ===========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1999 and 1998
                                  (Unaudited)
                                                      1999          1998
                                                      ____          ____
Cash flows from operating activities:
     Net loss                                     $  (46,243)   $ (128,807)
                                                  __________    __________
     Adjustments to reconcile net loss to
      net cash provided by operating activities:
     Depreciation                                    762,021     1,749,361
     Write-down of equipment to net
      realizable value                               104,051       154,700
     Gain on sale of equipment, net                  (11,190)      (26,320)
     (Increase) decrease in accounts receivable        4,279       365,776
     (Increase) decrease in due from related
      parties                                         18,100       379,412
     Increase (decrease) in lease rents paid
      in advance                                      84,672        31,105
     Increase (decrease) in accounts payable-
      equipment                                         -           (7,050)
     Increase (decrease) in accounts payable
      and accrued expenses                            (6,729)      (46,453)
     Increase (decrease) in due to related
      parties                                       (119,694)      (19,569)
                                                  __________    __________
                                                     835,510     2,580,962
                                                  __________    __________
        Net cash provided by operating activities    789,267     2,452,155
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                           -       (3,927,849)
     Investment in direct financing leases              -       (1,177,693)
     Proceeds from sale of equipment                  12,690       157,826
     Proceeds from direct financing leases,
      net of earned income                           458,085        75,104
                                                  __________    __________
        Net cash provided by (used in)
         investing activities                        470,775    (4,872,612)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (350,000)      (80,000)
     Redemptions of capital                           (4,372)         -
                                                  __________    __________
        Net cash used in financing activities       (354,372)      (80,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                               905,670    (2,500,457)
     Cash and cash equivalents, beginning
       of period                                   2,967,163     3,185,012
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,872,833    $  684,555
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999
                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclass-ified to conform to the presentation of 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 3 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $104,051 and $154,700 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.


    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease exten-sions or disposition of the equipment. The Fund reviews these resi-dual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 1999 is as follows:

       Minimum lease payments to be received             $3,829,000
       Unguaranteed residuals                               694,000
       Unearned rental income                              (423,000)
       Unearned residual income                            (151,000)
                                                         __________
                                                         $3,949,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1999 are as follows:

                                                                    Direct
         Years Ending December 31          Operating               Financing
         ________________________          _________              __________

                   1999                   $  765,000              $  607,000
                   2000                      639,000               1,205,000
                   2001                       81,000               1,050,000
                   2002                       26,000                 918,000
                   2003                       13,000                  49,000
                                          __________              __________
                                          $1,524,000              $3,829,000
                                          ==========              ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental pay-ments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative com-pounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1999 and 1998:

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               1999         1998       1999        1998
                               ____         ____       ____        ____

    Management fee           $26,070      $41,368    $ 50,731    $ 87,058
    Reimbursable costs        70,201       74,577     125,524     131,930


    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at June 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    All of the main software systems utilized to generate information for the Fund are now Year 2000 compliant and in the testing phase. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $50,000 in June 1999 for the month ended April 30, 1999 to all admitted partners as of April 30, 1999. The General Partner declared and paid two cash dis-tributions of $50,000 each subsequent to June 30, 1999 for the months ended May 31 and June 30, 1999 to all admitted partners as of May 31 and June 30, 1999.

                FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $551,080 and $994,315 for the three months ended June 30, 1999 and 1998, respectively, and $1,068,280 and $2,056,771 for the six months ended June 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 78% and 93% of total revenues for the second quarter of 1999 and 1998, respectively and 78% and 95% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues was primarily attributable to a decrease in rental income. In 1999, rental income decreased by approximately $1,145,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was miti-gated by an increase of approximately #24,000 of rental income realized from equipment purchases made sine June 30, 1998 as well as rental income recog-nized on 1998 equipment purchases of which a full six months of rents was earned in 1999 and only a portion of the six months was earned in 1998. Additionally, the Fund had a net gain on sale of equipment of $11,190 for the six months ended June 30, 1999 compared to a net gain of $26,320 for the same period in 1998 which also accounts for the decrease in total revenues in the current year. The decrease in total revenues, however, was mitigated by an increase in earned income on direct financing leases. The Fund invested in direct financing leases during 1998 and late 1997 which generated $149,083 of earned income on direct financing leases for the first six months of 1999 com-pared to $19,621 for the same period in 1998. Interest income also increased during 1999 because of larger cash balances available for investment by the the Fund. This increase, likewise, served to lower the overall decrease in revenues in 1999.

    Expenses were $585,963 and $1,071,193 for the three months ended June 30, 1999 and 1998, respectively, and $1,114,523 and $2,185,578 for the six months ended June 30, 1999 and 1998, respectively. Depreciation expense comprised 65% and 79% of total expenses during the quarter ended June 30, 1999 and 1998, respectively and 68% and 80% of total expenses during the six months ended June 30, 1999 and 1998, respectively. The decrease in expenses was primarily related to the decrease in depreciation expense resulting from equipment which came off lease or terminated and sold since June 1998. Management fee to related party also decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses in 1999. Furthermore, the decrease in write down of equipment to net realizable value contributed to the overall decrease in expenses in 1999. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $104,051 and $154,700 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years.

                 FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income loss was $34,883 and $76,878 for the three months ended June 30, 1999 and 1998, respectively, and $46,243 and $128,807 for the six months ended June 30, 1999 and 1998, respectively. The loss per equiva-lent limited partnership unit, after loss allocated to the General Partner, was $1.19 and $2.56 based on a weighted average number of equivalent limited partnership units outstanding of 28,934 and 29,742 for the three months ended June 30, 1999 and 1998, respectively. The loss per equivalent limited part-nership unit, after loss allocated to the General Partner, was $1.57 and $4.28 based on a weighted average number of equivalent limited partnership units outstanding of 29,114 and 29,796 for the six months ended June 30, 1999 and 1998, respectively.

    The Fund generated $407,331 and $829,823 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 1999 and 1998, respectively. The Fund distributed 12% of the cash available from operations for the quarter ended June 30, 1999 to the partners during the second quarter of 1999 and 25% of this amount subsequent to June 30, 1999. For the six months ended June 30, 1999 and 1998, the Fund generated $808,639 and $1,748,934 of cash from operations. The Fund distri-buted 25% of the cash available from operations for these six months in 1999 during the first six months of 1999 and 12% of this amount subsequent to June 30, 1999. There were no cash distributions made to partners for the first six months of 1998. For financial statement purposes, the Fund records cash dis-tributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods.
The Fund did not purchase any equipment subject to operating leases or invest in any direct financing leases during the first six months of 1999. During the six months ended June 30, 1999, the Fund purchased $3,927,849 of equipment for lease under operating leases and invested $1,177,693 in direct financing leases.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 1999

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-12-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-12-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)