Form 10-Q
period 1999-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 1999-11-12
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                       FIDELITY LEASING INCOME FUND VII, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             1999                     1998
                                         _____________             ____________

Cash and cash equivalents                  $4,631,194              $ 2,967,163

Accounts receivable                           119,106                   69,610

Due from related parties                        -                       64,919

Equipment under operating leases
(net of accumulated depreciation
of $4,929,036 and $6,095,173,
respectively)                               1,527,235                2,658,322

Net investment in direct financing leases   3,509,140                4,335,444

Equipment held for sale or lease               97,128                  299,070
                                           __________              ___________

       Total assets                        $9,883,803              $10,394,528
                                           ==========              ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   24,911              $    30,675

     Security deposits                         67,825                   67,825

     Accounts payable and
      accrued expenses                         53,333                   63,769

     Due to related parties                    40,071                  128,510
                                           __________              ___________

       Total liabilities                      186,140                  290,779

Partners' capital                           9,697,663               10,103,749
                                           __________              ___________
        Total liabilities and
         partners' capital                 $9,883,803              $10,394,528
                                           ==========              ===========






The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                  1999        1998         1999         1998
                                  ____        ____         ____         ____
Income:
     Rentals                    $437,336  $  846,086    $1,273,729  $2,803,200
     Earned income on direct
      financing leases           111,864      31,024       260,947      50,645
     Interest                     53,065      11,376       120,674      56,740
     Gain on sale of equipment,
      net                          9,988      76,500        21,178     102,820
     Other                        10,971       3,930        14,976      12,282
                                ________  __________    __________  __________

                                 623,224     968,916     1,691,504   3,025,687
                                ________  __________    __________  __________

Expenses:
     Depreciation                367,566     755,176     1,129,587   2,504,537
     Write-down of equipment
      to net realizable value       -        158,116       104,051     312,816
     General and administrative   30,218      28,848       102,414      91,377
     General and administrative
      to related party            46,157      59,362       171,681     191,292
     Management fee to
      related party               30,187      38,628        80,918     125,686
                                ________  __________    __________  __________

                                 474,128   1,040,130     1,588,651   3,225,708
                                ________  __________    __________  __________

Net income (loss)               $149,096  $  (71,214)   $  102,853  $ (200,021)
                                ========  ==========    ==========  ==========

Net income (loss) per equivalent
  limited partnership unit      $   5.74  $    (2.38)   $     3.39  $    (6.66)
                                ========  ==========    ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period               28,695      29,603        28,974      29,732
                                ========  ==========    ==========  ==========










     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1999

                                    (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount         Total
                                _______     _____      ______         _____

Balance, January 1, 1999       $(33,315)    65,449  $10,137,064    $10,103,749

Cash distributions               (5,000)       -       (495,000)      (500,000)

Redemptions                         -          (60)      (8,939)        (8,939)

Net income                        4,500        -         98,353        102,853
                               ________     ______  ___________    ___________

Balance, September 30, 1999    $(33,815)    65,389  $ 9,731,478    $ 9,697,663
                               ========     ======  ===========    ===========




































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VII, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1999 and 1998

                                     (Unaudited)
                                                     1999           1998
                                                     ____           ____
Cash flows from operating activities:
     Net income (loss)                           $  102,853      $ (200,021)
                                                 __________      __________

     Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
     Depreciation                                 1,129,587       2,504,537
     Write-down of equipment to
      net realizable value                          104,051         312,816
     Gain on sale of equipment, net                 (21,178)       (102,820)
     (Increase) decrease in accounts receivable     (49,496)        405,150
     (Increase) decrease in due from related
      parties                                        64,919         414,573
     Increase (decrease) in lease rents paid
      in advance                                     (5,764)        (18,800)
     Increase (decrease) in accounts payable -
      equipment                                        -             (7,050)
     Increase (decrease) in accounts payable
      and accrued expenses                          (10,436)        (51,253)
     Increase (decrease) in due to related
      parties                                       (88,439)        (30,189)
                                                 __________      __________
                                                  1,123,244       3,426,964
                                                 __________      __________
     Net cash provided by operating activities    1,226,097       3,226,963
                                                 __________      __________
Cash flows from investing activities:
     Acquisition of equipment                          -         (3,936,282)
     Investment in direct financing leases             -         (1,934,591)
     Proceeds from sale of equipment                 48,942         404,090
     Proceeds from direct financing leases, net
      of earned income                              897,931         177,593
                                                 __________      __________
     Net cash provided by (used in) investing
      activities                                    946,873      (5,289,190)
                                                 __________      __________
Cash flows from financing activities:
     Distributions                                 (500,000)        (80,000)
     Redemptions of capital                          (8,939)           -
                                                 __________      __________
     Net cash used in financing activities         (508,939)        (80,000)
                                                 __________      __________
     Increase (decrease) in cash and
      cash equivalents                            1,664,031      (2,142,247)
     Cash and cash equivalents, beginning
      of period                                   2,967,163       3,185,012
                                                 __________      __________
     Cash and cash equivalents, end of period    $4,631,194      $1,042,765
                                                 ==========      ==========

     The accompanying notes are an integral part of these financial statements.

FIDELITY LEASING INCOME FUND VII, L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

(Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases.
    The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 3 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $104,051 and $312,816 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1999 is as follows:

          Net minimum lease payments to be received      $3,332,000
          Unguaranteed residuals                            649,000
          Unearned rental income                           (341,000)
          Unearned residual income                         (131,000)
                                                         __________

                                                         $3,509,000
                                                         ==========

                       FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 1999 are as follows:
                                                                Direct
         Years Ending December 31          Operating           Financing
        ________________________          _________           _________

                   1999                      $  422,000          $  290,000
                   2000                         639,000           1,149,000
                   2001                          81,000             995,000
                   2002                          26,000             863,000
                   2003                          13,000              35,000
                                             __________          __________
                                             $1,181,000          $3,332,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1999 and 1998:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  1999        1998         1999        1998
                                  ____        ____         ____        ____

          Management fee        $30,187     $38,628      $ 80,918   $125,686
          Reimbursable costs     46,157      59,362       171,681    191,292

                       FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

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

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $50,000 in September 1999 for the month ended July 31, 1999 to all admitted partners as of July 31, 1999. The General Partner declared and paid two cash distributions of $50,000 each subsequent to September 30, 1999 for the months ended August 31 and September 30, 1999 to all admitted partners as of August 31 and September 30, 1999.

                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $623,224 and $968,916 for the three months ended September 30, 1999 and 1998, respec-tively, and $1,691,504 and $3,025,687 for the nine months ended September 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 70% and 87% of total revenues for the third quarter of 1999 and 1998, respectively and 75% and 93% for the nine months ended
September 30, 1999 and 1998, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased during 1999 by approximately $1,558,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by an increase of approximately $29,000 of rental income realized from equipment purchases made since September 30, 1998 as well as rental income earned on 1998 equipment purchases for which a full nine months was earned in 1999 and only a portion of the nine months was earned in 1998. Additionally, the Fund recorded a net gain on sale of equipment of $21,178 for the nine months ended September 30, 1999 compared to $102,820 for the same period in 1998. The decrease in this account also contributed to the decrease in total revenues in 1999. The overall decrease in revenues, however, was mitigated by an increase in earned income on direct financing leases. The Fund invested in direct financing leases during 1998 and late 1997 which generated $260,947 of earned income for the first nine months of 1999 compared to $50,645 for the same period in 1998. Interest income also increased during 1999 because of larger cash balances available for investment by the Fund.
This increase, likewise, served to lower the overall decrease in revenues in 1999.

    Expenses were $474,128 and $1,040,130 for the three months ended September 30, 1999 and 1998, respectively, and $1,588,651 and $3,225,708 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense comprised 78% and 73% of total expenses for the third quarter of 1999 and 1998, respectively and 71% and 78% of total expenses for the nine months ended September 30, 1999 and 1998, respectively. The decrease in expenses in 1999 is primarily related to the decrease in depreciation expense because of equipment that came off lease or terminated and sold since September 1998. Additionally, based upon the quarterly review of the undepreciated cost of rental equipment, the Fund incurred a write-down of equipment to net realizable value of $104,051 for the nine months ended September 30, 1999 compared to $312,816 for the nine months ended September 30, 1998. The decrease in this account also accounted for the overall decrease in expenses in 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased in 1999 which contributed to the decrease in total expenses. The decrease in this account was partially related to the decrease in rental income earned by the Fund on operating leases. The Fund also paid a lower management fee of 2% to the General Partner on full pay-out leases. Many of the leases purchased throughout 1998 were direct financing leases that meet the requirements of full pay-out leases for the purpose of calculating management fees.

    The Fund's net income (loss) was $149,096 and ($71,214) for the three months ended September 30, 1999 and 1998, respectively, and $102,853 and ($200,021) for the nine months ended September 30, 1999 and 1998, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings

                       FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

(loss) allocated to the General Partner, were $5.74 and ($2.38) based on a weighted average number of equivalent limited partnership units outstanding of 28,695 and 29,603 for the three months ended September 30, 1999 and 1998, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $3.39 and ($6.66) based on a weighted average number of equivalent limited partnership units outstanding of 28,974 and 29,732 for the nine months ended September 30, 1999 and 1998, respectively.

    The Fund generated $506,674 and $765,578 of cash from operations, for the purpose of determining cash available for distribution for the quarter ended September 30, 1999 and 1998, respectively. The Fund distributed 10% of the cash available from operations for the quarter ended September 30, 1999 to partners during the third quarter of 1999 and 20% of this amount subsequent to September 30, 1999. For the nine months ended September 30, 1999 and 1998, the Fund generated $1,315,313 and $2,514,512 of cash from operations, respectively. The Fund distributed 27% of the cash available from operations for the first nine months of 1999 during the nine months ended September 30, 1999 and 8% of this amount subsequent to September 30, 1999. There were no cash distributions paid to partners for the first nine months of 1998.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners in previous periods.
The Fund did not purchase any equipment subject to operating leases or invest in any direct financing leases during the first nine months of 1999. During the nine months ended September 30, 1998, the Fund purchased $3,936,282 of equipment for lease under operating leases and invested $1,934,591 in direct financing leases.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 1999

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

                       FIDELITY LEASING INCOME FUND VII, L.P.




          11-11-99    By:  Freddie M. Kotek
          ________         _____________________________
            Date           Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-11-99    By:  Marianne T. Schuster
          ________         ____________________________
            Date           Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)