Form 10-K
period 1999-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 2000-03-23
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1999

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

                     Limited Partnership Interests

                             Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes__X__ No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1999 is 65,389.

There is no public market for these securities.

The index of Exhibits is located on page 12.

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, com-puter terminals, technical workstations, networking equipment, as well as other electronic equipment which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distri-bution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund.
Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms that are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1999, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment acquired and leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Testing Equipment                        $1,732,707            28.40%
      Disk Storage Systems                      1,417,249            23.23
      Technical Workstations and Terminals      1,245,798            20.41
      Network Communications                      411,024             6.74
      Mini Computer Systems                       365,416             5.99
      PCB Assembly Equipment                      341,619             5.60
      Printers                                    304,758             4.99
      Communication Controllers                    99,221             1.63
      Other                                       183,987             3.01
                                               __________           ______
      Totals                                   $6,101,779           100.00%
                                               ==========           ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Testing Equipment                        $3,572,201            43.03%
      Network Communications                    3,522,587            42.43
      PCB Assembly Equipment                      791,573             9.54
      Other                                       415,034             5.00
                                               __________           ______
      Totals                                   $8,301,395           100.00%
                                               ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Manufacturing/Refining                   $3,447,043            56.49%
      Retailing/Consumer Goods                  1,363,850            22.36
      Aerospace                                   602,487             9.87
      Telephone/Telecommunications                365,416             5.99
      Utilities                                   237,387             3.89
      Computers/Data Processing                    85,596             1.40
                                               __________           ______
      Totals                                   $6,101,779           100.00%
                                               ==========           ======

Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment

      Manufacturing/Refining                   $4,363,774            52.57%
      Retailing/Consumer Goods                  3,937,621            47.43
                                               __________           ______
      Totals                                   $8,301,395           100.00%
                                               ==========           ======

Average Initial Term of Leases (in months):  38


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

     (b) Number of Equity Security Holders:

                                                    Number of Partners
              Title of Class                     as of December 31, 1999

              Limited Partnership Interests               2,316
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              1999         1998         1997         1996         1995
Total Income              $2,293,932   $4,416,369   $4,846,809   $5,778,248   $5,636,048
Net Income (Loss)            279,122     (185,085)     197,895      604,654      (17,688)
Distributions to Partners    600,000       80,000      560,000      600,000    3,577,138
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit               9.45        (6.14)        6.36       19.21        (0.50)
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     28,917       29,856       30,302       31,096       35,095

                                                December 31,
                              1999         1998         1997         1996         1995
Total Assets             $10,028,870  $10,394,528  $10,620,394  $10,941,033  $11,594,773
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)       1,357,657    2,957,392    6,254,336    7,734,171    8,696,769
Net Investment in
 Direct Financing Leases   6,543,062    4,335,444      295,319       29,334       38,961
Limited Partnership
 Units                        65,389       65,449       65,449       65,589       68,718
Limited Partners               2,316        2,314        2,309        2,307        2,396

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $2,293,932, $4,416,369 and $4,846,809 for the years ended December 31, 1999, 1998 and
1997, respectively. Rental income from the leasing of equipment accounted for 74%, 89% and 96% of total revenues in 1999, 1998 and 1997, respectively. The decrease in revenues in both 1999 and 1998 was primarily attributable to the decrease in rental income. In 1999, rental income decreased by approxi-mately $1,111,000 because of equipment that came off lease and sold. This decrease, however, was mitigated somewhat by an increase in rental income of $32,000 generated from 1998 equipment purchases for which a full year of rent was recognized in 1999 and only a partial year was recognized in 1998. Additionally, the Fund entered into several transactions in which it collected the remaining rents owed on certain leases resulting in the recognition of approximately $1,131,000 of rental income in 1998. This increase in rental income in 1998 also contributed to the overall decrease in revenues in 1999 and mitigated the overall decrease in revenues in 1998. In 1998, rental income decreased by approximately $2,432,000 because of equipment that came off lease and sold. This decrease, however, was reduced by rental income of approxi-mately $547,000 generated from equipment purchased during 1998 as well as rental income earned on 1997 equipment on operating leases purchased for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. During 1999, the Fund invested in $3,522,588 of direct financing leases compared to $6,066,963 in 1998 and $302,825 in 1997. As a result, the Fund recognized $396,265, $288,680 and $4,215 of earned income on direct financing leases in 1999, 1998 and 1997, respectively, which served to lower the overall decrease in revenues in 1999 and 1998. The Fund recorded a net gain on sale of equipment of $25,388 in 1999 and $116,049 in 1998. There was no net gain on sale of equipment recognized in 1997. The decrease in this account in 1999 contributed to the decrease in total revenues during this year and the increase in this account in 1998 reduced the amount of the overall decrease in revenues from 1997. Furthermore, the fluctuation in interest income also affected the decrease in total revenues in 1999 and 1998. Interest income increased during the twelve months ended December 31, 1999 because of larger cash balances available for investment by the Fund during the first nine months of 1999 compared to 1998. In 1998, however, interest income decreased because of lower cash balances available for investment by the Fund compared to 1997.

    Expenses were $2,014,810, $4,601,454 and $4,648,914 for the twelve months ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense comprised 72%, 79% and 82% of total expenses in 1999, 1998 and 1997, respectively. The decrease in expenses in 1999 and 1998 was partially related to the decrease in depreciation expense due to equipment that came off lease or terminated and sold. The change in write-down of equipment to net realizable value also affected the decrease in total expenses in 1999 and 1998. In 1999, 1998 and 1997, approximately $104,000, $340,000 and $102,000, respectively, was charged to write-down of equipment to net realizable value. The decrease in this account during 1999 contributed to the overall decrease in expenses in this year but the increase in this account in 1998 reduced the overall decrease in expenses in 1998. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased in 1999 and 1998 in proportion to the rental income recognized on operating leases. The Fund did not incur any net loss on sale of equipment for the years ended December 31, 1999 and 1998 but recorded $116,083 of net loss on sale of equipment for the year ended December 31, 1997. The decrease in this account in 1998 contributed to the decrease in total expenses in 1998.

     The Fund's net income (loss) was $279,122, ($185,085) and $197,895 for the years ended December 31, 1999, 1998 and 1997, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $9.45, ($6.14) and $6.36 based on a weighted average number of equivalent limited partnership units outstanding of 28,917, 29,856 and 30,302 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Fund generated cash from operations of $1,812,604, $3,664,714 and $4,242,564 for the purpose of determining cash available for distribution, and distributed 25%, 0% and 13% of these amounts to partners during the years ended December 31, 1999, 1998 and 1997, respectively, and 8%, 4% and 2% of these amounts to partners in January and February 2000, 1999 and 1998, respec-tively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund continues to purchase equipment for lease with cash available from operations which was not distributed to partners. During the years ended December 31, 1999, 1998 and 1997, the Fund purchased $60,024, $999,749 and $2,942,752, respectively, of equipment subject to operating leases. Additionally, the Fund invested in $3,522,588, $6,066,963 and $302,825 of equipment under direct financing leases during the twelve months ended December 31, 1999, 1998 and 1997, respectively.

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

     FREDDIE M. KOTEK, age 44, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 50, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1989 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 37, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     MARIANNE T. SCHUSTER, age 41, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 32, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1999:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $113,027(1)
                                                             ========
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1999, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Fund was charged $113,027 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1999, the General Partner received $6,000 of cash distributions.

     The Fund incurred $231,221 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1999.

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

Dated March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



Freddie M. Kotek
_________________________     Chairman of the Board of Directors        3-23-00
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
_________________________     Director of F.L. Partnership              3-23-00
Michael L. Staines             Management, Inc.



Marianne T. Schuster
_________________________     Vice President and Controller             3-23-00
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1999 and 1998             F-3

          Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                           F-6

          Notes to Financial Statements                            F-7 - F-12


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1999 and 1998, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2000

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      BALANCE SHEETS

                                               ASSETS
                                                            December 31,

                                                      1999                1998
       Cash and cash equivalents                  $ 1,769,740         $ 2,967,163

       Accounts receivable                            273,492              69,610

       Due from related parties                        84,919              64,919

       Equipment under operating leases
        (net of accumulated depreciation
        of $4,899,775 and $4,039,764,
        respectively)                               1,202,004           2,658,322

       Net investment in direct financing
        leases                                      6,543,062           4,335,444

       Equipment held for sale or lease               155,653             299,070
                                                  ___________         ___________

               Total assets                       $10,028,870         $10,394,528
                                                  ===========         ===========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance          $   122,331         $    30,675

             Accounts payable and
              accrued expenses                         49,370              63,769

             Due to related parties                    15,411             128,510

             Security deposits                         67,825              67,825
                                                  ___________         ___________

                Total liabilities                     254,937             290,779

       Partners' capital                            9,773,933          10,103,749
                                                  ___________         ___________

                Total liabilities and
                 partners' capital                $10,028,870         $10,394,528
                                                  ===========         ===========



The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1999           1998           1997

Income:
  Rentals                                    $1,698,640     $3,909,010     $4,663,392
  Earned income on direct
   financing leases                             396,265        288,680          4,215
  Interest                                      156,774         84,274        169,945
  Gain on sale of equipment, net                 25,388        116,049           -
  Other                                          16,865         18,356          9,257
                                             __________     __________     __________
                                              2,293,932      4,416,369      4,846,809
                                             __________     __________     __________

Expenses:
  Depreciation                                1,454,819      3,625,790      3,826,599
  Write-down of equipment to
   net realizable value                         104,051        340,058        101,987
  General and administrative                    111,692        137,927        109,411
  General and administrative to
   related party                                231,221        278,762        263,767
  Management fee to related party               113,027        218,917        231,067
  Loss on sale of equipment, net                   -              -           116,083
                                             __________     __________     __________
                                              2,014,810      4,601,454      4,648,914
                                             __________     __________     __________

Net income (loss)                            $  279,122     $ (185,085)    $  197,895
                                             ==========     ==========     ==========

Net income (loss) per equivalent
 limited partnership unit                    $     9.45     $    (6.14)    $     6.36
                                             ==========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               28,917         29,856         30,302
                                             ==========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                  STATEMENTS OF PARTNERS' CAPITAL

                        For the years ended December 31, 1999, 1998 and 1997

                                        General       Limited Partners
                                        Partner      Units        Amount          Total
                                       ________      ___________________          _____
Balance, January 1, 1997               $(30,264)     65,589   $10,785,313     $10,755,049

Redemptions                                -           (140)      (24,110)        (24,110)

Cash distributions                       (5,600)       -         (554,400)       (560,000)

Net income                                5,200        -          192,695         197,895
                                       ________      ______   ___________     ___________

Balance, December 31, 1997              (30,664)     65,499    10,399,498      10,368,834

Cash distributions                         (800)       -          (79,200)        (80,000)

Net loss                                 (1,851)       -         (183,234)       (185,085)
                                       ________      ______   ___________     ___________

Balance, December 31, 1998              (33,315)     65,449    10,137,064      10,103,749

Redemptions                                -            (60)       (8,938)         (8,938)

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,000        -          273,122         279,122
                                       ________      ______   ___________     ___________

Balance, December 31, 1999             $(33,315)     65,389   $ 9,807,248     $ 9,773,933
                                       ========      ======   ===========     ===========










The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND VII, L.P.

                                        STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1999          1998          1997
Cash flows from operating activities:
  Net income (loss)                            $  279,122    $ (185,085)   $  197,895
                                               __________    __________    __________
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation                                  1,454,819     3,625,790     3,826,599
  Write-down of equipment to net
   realizable value                               104,051       340,058       101,987
  (Gain) loss on sale of equipment, net           (25,388)     (116,049)      116,083
  (Increase) decrease in accounts receivable     (203,882)      371,220      (294,820)
  (Increase) decrease in due from
   related parties                                (20,000)      379,978      (396,643)
  Increase (decrease) in lease rents paid in
   advance                                         91,656       (70,629)        2,470
  Increase (decrease) in accounts payable
   and accrued expenses                           (14,399)      (37,116)       33,355
  Increase (decrease) in due to related parties  (113,099)       86,189        22,701
  Increase (decrease) in other, net                  -           (7,050)        7,050
                                               __________    __________    __________
                                                1,273,758     4,572,391     3,418,782
                                               __________    __________    __________
  Net cash provided by operating activities     1,552,880     4,387,306     3,616,677
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                        (60,024)     (999,749)   (2,942,752)
  Investment in direct financing leases        (3,522,588)   (6,066,963)     (302,825)
  Proceeds from direct financing leases,
   net of earned income                         1,386,595     2,026,837        36,839
  Proceeds from sale of equipment                  54,652       446,895       377,919
  Security deposits received                         -           67,825          -
                                               __________    __________    __________
  Net cash used in investing activities        (2,141,365)   (4,525,155)   (2,830,819)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (600,000)      (80,000)     (560,000)
  Redemptions of capital                           (8,938)         -          (24,110)
                                                _________    __________    __________
  Net cash used in financing activities          (608,938)      (80,000)     (584,110)
                                               __________    __________    __________
Increase (decrease) in cash and cash
  equivalents                                  (1,197,423)     (217,849)      201,748

Cash and cash equivalents, beginning of year    2,967,163     3,185,012     2,983,264
                                               __________    __________    __________
Cash and cash equivalents, end of year         $1,769,740    $2,967,163    $3,185,012
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VII, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communications equip-ment, computer terminals, technical workstations, networking equipment as well as other electronic equipment, which is leased to third parties throughout the United States on a short-term basis.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments made for the year ended December 31, 1999. However, the Fund recorded an adjustment of approximately $27,000 and $57,000 or $0.90 and $1.88 per equiva-lent limited partnership unit to write down its rental equipment in the fourth quarter of 1998 and 1997, respectively.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund's operating system is Year 2000 capable. Additionally, all of the main software systems used to generate information for the Fund are Year 2000 compliant.

     The costs incurred to make the software systems Year 2000 compliant were not material as of December 31, 1999.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems are Year 2000 compliant. The Fund has not experi-enced any problems with outside suppliers regarding Year 2000 compliance issues.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1999, 1998 and 1997, approxi-mately $104,000, $340,000 and $102,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in sub-sequent years.

      Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1999 is as follows:

              Minimum lease payments to be received            $6,385,000
              Unguaranteed residuals                              980,000
              Unearned rental income                             (635,000)
              Unearned residual income                           (187,000)
                                                               __________
                                                               $6,543,000
                                                               ==========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                                Direct
                                           Operating          Financing

                    2000                    $713,000         $2,487,000
                    2001                      81,000          2,332,000
                    2002                      28,000          1,532,000
                    2003                      13,000             34,000
                                            ________         __________
                                            $835,000         $6,385,000
                                            ========         ==========

                          FIDELITY LEASING INCOME FUND VII, L.P.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. The following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                        1999        1998         1997

        Management fee                $113,027    $218,917     $231,067
        Reimbursable costs             231,221     278,762      263,767

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. served as a director. In November 1998, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains its banking relationship with Hudson United Bancorp. The Chairman of Resource America, Inc. does not hold a position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 1999 and 1998 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1999 and 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                          FIDELITY LEASING INCOME FUND VII, L.P.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1999, four customers accounted for approx-imately 33%, 16%, 13%, and 11% of the Fund's rental income. For the year ended December 31, 1998, one customer accounted for approximately 29%, and three customers accounted for 14% of the Fund's rental income. For the year ended December 31, 1997, two customers accounted for approximately 16% each and one customer accounted for 15% of the Fund's rental income.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1999          1998          1997
                      March                  $150,000       $80,000      $170,000
                      June                    200,000          -          200,000
                      September               150,000          -          100,000
                      December                100,000          -           90,000
                                             ________       _______      ________
                                             $600,000       $80,000      $560,000
                                             ========       =======      ========

     In addition, the General Partner declared and paid three cash distri-butions of $50,000 each in January and February 2000 for each of the months ended October 31, November 30 and December 31, 1999 to all admitted partners as of October 31, November 30 and December 31, 1999.