Form 10-Q
period 2000-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 2000-05-11
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2000                     1999
                                          ___________             ____________

Cash and cash equivalents                 $ 2,646,806              $ 1,769,740

Accounts receivable                           291,472                  273,492

Due from related parties                        6,235                   84,919

Equipment under operating leases
 (net of accumulated depreciation
 of $4,505,487 and $4,899,775,
 respectively)                                878,809                1,202,004

Net investment in direct financing leases   6,043,813                6,543,062

Equipment held for sale or lease              149,138                  155,653
                                          ___________              ___________

       Total assets                       $10,016,273              $10,028,870
                                          ===========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    47,721              $   122,331

     Security deposits                         67,825                   67,825

     Accounts payable and
      accrued expenses                         79,075                   49,370

     Due to related parties                    15,267                   15,411
                                          ___________              ___________

       Total liabilities                      209,888                  254,937

Partners' capital                           9,806,385                9,773,933
                                          ___________              ___________
       Total liabilities and
        partners' capital                 $10,016,273              $10,028,870
                                          ===========              ===========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999

                                  (Unaudited)

                                                   2000             1999
                                                 ________         ________

Income:
     Rentals                                     $400,534         $404,113
     Earned income on direct financing leases     124,733           76,592
     Interest                                      24,731           34,307
     Gain on sale of equipment, net                54,948             -
     Other                                         10,337            2,438
                                                 ________         ________

                                                  615,283          517,450
                                                 ________         ________

Expenses:
     Depreciation                                 316,927          381,718
     Write-down of equipment to net
      realizable value                              6,267           30,700
     General and administrative                    38,178           36,158
     General and administrative to related
      party                                        40,569           55,323
     Management fee to related party               30,890           24,661
     Loss on sale of equipment, net                  -                 250
                                                 ________         ________

                                                  432,831          528,810
                                                 ________         ________

Net income (loss)                                $182,452         $(11,360)
                                                 ========         ========

Net income (loss) per equivalent
  limited partnership unit                       $   6.27         $  (0.38)
                                                 ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period              28,797           29,293
                                                 ========         ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2000

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2000       $(33,315)   65,389   $9,807,248    $9,773,933

Cash distributions               (1,500)     -        (148,500)     (150,000)

Net income                        1,825      -         180,627       182,452
                               ________    ______   __________    __________

Balance, March 31, 2000        $(32,990)   65,389   $9,839,375    $9,806,385
                               ========    ======   ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                                                      2000          1999
                                                    ________      ________
Cash flows from operating activities:
     Net income (loss)                            $  182,452     $  (11,360)
                                                  __________     __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
       Depreciation                                  316,927        381,718
       Write-down of equipment to net
        realizable value                               6,267         30,700
       (Gain) loss on sale of equipment, net         (54,948)           250
       (Increase) decrease in accounts
         receivable                                  (17,980)         5,047
       (Increase) decrease in due from related
         parties                                      78,684         51,907
       Increase (decrease) in lease rents paid
        in advance                                   (74,610)       155,570
       Increase (decrease) in accounts payable
        and accrued expenses                          29,705         11,432
       Increase (decrease) in due to related
        parties                                         (144)       (82,163)
                                                  __________     __________
                                                     283,901        554,461
                                                  __________     __________
        Net cash provided by operating activities    466,353        543,101
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                          499,249        226,992
     Proceeds from sale of equipment                  61,464          1,250
                                                  __________     __________
        Net cash provided by investing activities    560,713        228,242
                                                  __________     __________
Cash flows from financing activities:
     Redemptions of capital                             -            (4,372)
     Distributions                                  (150,000)      (150,000)
                                                  __________     __________
        Net cash used in financing activities       (150,000)      (154,372)
                                                  __________     __________
     Increase in cash and cash equivalents           877,066        616,971
     Cash and cash equivalents, beginning
      of period                                    1,769,740      2,967,163
                                                  __________     __________
     Cash and cash equivalents, end of period     $2,646,806     $3,584,134
                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological develop-ments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $6,267 and $30,700 was charged to write-down of equipment to net realizable value for the three months ended March 31, 2000 and 1999, respectively. Any future losses are dependent upon unanticipated technological develop-ments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 33 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2000 is as follows:

          Minimum lease payments to be received        $5,761,000
          Unguaranteed residuals                          980,000
          Unearned rental income                         (525,000)
          Unearned residual income                       (172,000)
                                                       __________
                                                       $6,044,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2000 are as follows:

      Years Ending December 31              Operating     Direct Financing
      ________________________              _________     ________________

                2000                        $357,000         $1,863,000
                2001                          90,000          2,332,000
                2002                          28,000          1,531,000
                2003                          13,000             35,000
                                            ________         __________
                                            $488,000         $5,761,000
                                            ========         ==========

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,000 for an initial lease term of 29 months. The minimum lease payments to be received on this lease are $357,000 in 2000, $476,000 in 2001 and $317,000 in 2002.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2000             1999
                                             ________         ________

          Management fee                      $30,890          $24,661
          Reimbursable costs                   40,569           55,323

    Amounts due from related parties at March 31, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2000 and December 31, 1999 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to March 31, 2000 for the months ended January 31, February 29 and March 31, 2000 to all admitted partners as of January 31, February 29 and March 31, 2000.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $615,283 and $517,450 for the three months ended March 31, 2000 and 1999, respec-tively. Rental income from the leasing of equipment accounted for 65% and 78% of total revenues for the first quarter of 2000 and 1999, respec-tively. The increase in total revenues was partially attributable to the increase in earned income on direct financing leases. During the last quarter of 1999, the Fund invested $3.5 million in a direct financing lease that generated earned income during the first three months of 2000. As a result, the Fund recognized $124,733 of earned income on direct financing leases during the three months ended March 31, 2000 compared to $76,592 during the three months ended March 31, 1999. Additionally, the increase in net gain on sale of equipment also accounted for the overall increase in revenues. The Fund recorded a net gain on sale of equipment of $54,948 for the first quarter of 2000. There was no net gain on sale of equipment recorded for the first quarter of 1999.

    Expenses were $432,831 and $528,810 during the three months ended
March 31, 2000 and 1999, respectively.  Depreciation expense comprised
73% and 72% of total expenses during the first quarter of 2000 and 1999, respectively. The decrease in expenses was primarily related to the de-crease in depreciation expense due to equipment that was sold since the first quarter of 1999. Additionally, the decrease in write-down of equip-ment to net realizable value also contributed to the overall decrease in expenses in 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $6,267 and $30,700 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 2000 and 1999, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    For the three months ended March 31, 2000 and 1999, the Fund incurred net income (loss) of $182,452 and ($11,360), respectively. The net income
(loss) per equivalent limited partnership unit, after income (loss) allocated to the General Partner was $6.27 and ($0.38) based on a weighted average number of equivalent limited partnership units outstanding of 28,797 and 29,293 for the three months ended March 31, 2000 and 1999, respectively.

    The Fund generated $450,698 and $401,308 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2000 and 1999, respectively. There were no cash distribu-tions paid to partners during the first quarter of 2000 and 1999 for the three months ended March 31, 2000 and 1999. However, the General Partner declared and paid three cash distributions of $50,000 each during the first

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter of 2000 for the months ended October 31, November 30 and December
31, 1999. Subsequent to March 31, 2000, 33% of the cash available from operations was paid to partners for the first quarter of 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in previous periods.

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,000 for an initial lease term of 29 months commencing in April 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 2000

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)