Form 10-Q
period 2000-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 2000-08-10
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2000                     1999
                                         ____________             ____________

Cash and cash equivalents                 $ 2,400,102              $ 1,769,740

Accounts receivable                           593,698                  273,492

Due from related parties                          260                   84,919

Equipment under operating leases (net
 of accumulated depreciation of
 $2,797,467 and $4,899,775, respectively)     377,313                1,202,004

Net investment in direct financing leases   6,506,613                6,543,062

Equipment held for sale or lease              162,263                  155,653
                                          ___________              ___________

       Total assets                       $10,040,249              $10,028,870
                                          ===========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $    50,211              $   122,331

     Security deposits                         67,825                   67,825

     Accounts payable and
      accrued expenses                         57,622                   49,370

     Due to related parties                    13,227                   15,411
                                          ___________              ___________
       Total liabilities                      188,885                  254,937

Partners' capital                           9,851,364                9,773,933
                                          ___________              ___________
       Total liabilities and
        partners' capital                 $10,040,249              $10,028,870
                                          ===========              ===========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                 2000        1999         2000         1999
                                 ____        ____         ____         ____

Income:
     Rentals                   $299,539   $432,280    $  700,073   $  836,393
     Earned income on direct
      financing leases          143,194     72,491       267,927      149,083
     Interest                    19,216     33,302        43,947       67,609
     Gain on sale of equipment,
      net                        38,093     11,440        93,041       11,190
     Other                       17,876      1,567        28,213        4,005
                               ________   ________    __________   __________

                                517,918    551,080     1,133,201    1,068,280
                               ________   ________    __________   __________

Expenses:
     Depreciation               242,350    380,303       559,277      762,021
     Write-down of equipment to
      net realizable value         -        73,351         6,267      104,051
     General and administrative  14,077     36,038        52,255       72,196
     General and administrative
      to related party           37,015     70,201        77,584      125,524
     Management fee to
      related party              29,497     26,070        60,387       50,731
                               ________   ________    __________   __________

                                322,939    585,963       755,770    1,114,523
                               ________   ________    __________   __________

Net income (loss)              $194,979   $(34,883)   $  377,431   $  (46,243)
                               ========   ========    ==========   ==========

Net income (loss) per equivalent
  limited partnership unit     $   6.69   $  (1.19)   $    12.96   $    (1.57)
                               ========   ========    ==========   ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              28,854     28,934        28,826       29,114
                               ========   ========    ==========   ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2000
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2000       $(33,315)   65,389   $9,807,248     $9,773,933

Cash distributions               (3,000)     -        (297,000)      (300,000)

Net Income                        3,774      -         373,657        377,431
                               ________    ______   __________     __________
Balance, June 30, 2000         $(32,541)   65,389   $9,883,905     $9,851,364
                               ========    ======   ==========     ==========































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                                                      2000          1999
                                                      ____          ____
Cash flows from operating activities:
     Net income (loss)                            $  377,431    $  (46,243)
                                                  __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation                                    559,277       762,021
     Write-down of equipment to net
      realizable value                                 6,267       104,051
     Gain on sale of equipment, net                  (93,041)      (11,190)
     (Increase) decrease in accounts receivable     (320,206)        4,279
     (Increase) decrease in due from related
      parties                                         84,659        18,100
     Increase (decrease) in lease rents paid
      in advance                                     (72,120)       84,672
     Increase (decrease) in accounts payable
      and accrued expenses                             8,252        (6,729)
     Increase (decrease) in due to related
      parties                                         (2,184)     (119,694)
                                                  __________    __________
                                                     170,904       835,510
                                                  __________    __________
        Net cash provided by operating activities    548,335       789,267
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases        (1,111,394)        -
     Proceeds from sale of equipment                 345,578        12,690
     Proceeds from direct financing leases,
      net of earned income                         1,147,843       458,085
                                                  __________    __________
        Net cash provided by investing activities    382,027       470,775
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (300,000)     (350,000)
     Redemptions of capital                             -           (4,372)
                                                  __________    __________
        Net cash used in financing activities       (300,000)     (354,372)
                                                  __________    __________
     Increase in cash and cash equivalents           630,362       905,670
     Cash and cash equivalents, beginning
       of period                                   1,769,740     2,967,163
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,400,102    $3,872,833
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2000
                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $6,267 and $104,051 was charged to write-down of equipment to net realizable value for the six months ended June 30, 2000 and 1999, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 29 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 2000 is as follows:

       Minimum lease payments to be received             $6,116,000
       Unguaranteed residuals                             1,096,000
       Unearned rental income                              (526,000)
       Unearned residual income                            (179,000)
                                                         __________
                                                         $6,507,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2000 are as follows:

                                                                    Direct
         Years Ending December 31          Operating               Financing
         ________________________          _________              __________

                   2000                     $199,000              $1,466,000
                   2001                       90,000               2,786,000
                   2002                       28,000               1,829,000
                   2003                       13,000                  35,000
                                            ________              __________
                                            $330,000              $6,116,000
                                            ========              ==========

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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative com-

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    pounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2000 and 1999:

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               2000         1999       2000        1999
                               ____         ____       ____        ____

    Management fee           $29,497      $26,070    $60,387    $ 50,731
    Reimbursable costs        37,015       70,201     77,584     125,524

    Amounts due from related parties at June 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to June 30, 2000 for the months ended April 30, May 31 and June 30, 2000 to all admitted partners as of April 30, May 31 and June 30, 2000.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $517,918 and $551,080 for the three months ended June 30, 2000 and 1999, respectively, and $1,133,201 and $1,068,280 for the six months ended June 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 58% and 78% of total revenues for the second quarter of 2000 and 1999, respectively and 62% and 78% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The increase in revenues was primarily attributable to an increase in earned income on direct financing leases. The Fund invested in two direct financing leases in the last quarter of 1999 and the second quarter of 2000 that accounted for the increase in this account from $149,000 during the six months ended June 30, 1999 to $268,000 during the six months ended June 30, 2000. Additionally, the Fund recognized $93,041 in net gain on sale of equipment during the first six months of 2000 compared to $11,190 during the first six months of 1999. The increase in this account also contributed to the increase in total revenues in 2000. However, the overall increase in revenues was reduced by the decrease in rental income in the first six months of 2000. Rental income decreased during the six months ended June 30, 2000 because of equipment that came off lease and was sold since the second quarter of 1999.

    Expenses were $322,939 and $585,963 for the three months ended June 30, 2000 and 1999, respectively, and $755,770 and $1,114,523 for the six months ended June 30, 2000 and 1999, respectively. Depreciation expense comprised 75% and 65% of total expenses during the quarter ended June 30, 2000 and 1999, respectively and 74% and 68% of total expenses during the six months ended June 30, 2000 and 1999, respectively. The decrease in expenses was primarily related to the decrease in depreciation expense resulting from equipment that came off lease or terminated and was sold since June 1999. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $6,267 and $104,051 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 2000 and 1999, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years. Furthermore, general and admin-istrative expense to related party decreased during the six months ended
June 30, 2000 compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. The decrease in this account also contrib-uted to the overall decrease in expenses during the first six months of 2000.

    The Fund's net income (loss) was $194,979 and ($34,883) for the three months ended June 30, 2000 and 1999, respectively, and $377,431 and ($46,243)

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

for the six months ended June 30, 2000 and 1999, respectively.  The income
(loss) per equivalent limited partnership unit was $6.69 and ($1.19) based on a weighted average number of equivalent limited partnership units outstanding of 28,854 and 28,934 for the three months ended June 30, 2000 and 1999, re-spectively. The income (loss) per equivalent limited partnership unit, after income (loss) allocated to the General Partner, was $12.96 and ($1.57) based on a weighted average number of equivalent limited partnership units out-standing of 28,826 and 29,114 for the six months ended June 30, 2000 and 1999, respectively.

    The Fund generated $399,236 and $407,331 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2000 and 1999, respectively. The Fund made three cash distri-butions of $50,000 each subsequent to June 30, 2000 for the three months ended June 30, 2000. The Fund made one cash distribution of $50,000 in June 1999 for April 1999 and two cash distributions of $50,000 each subsequent to June 30, 1999 for the months of May and June 1999. For the six months ended June 30, 2000 and 1999, the Fund generated $849,934 and $808,639 of cash from opera-tions, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $300,000 for each of the six months ended June 30, 2000 and 1999. The Fund paid three cash distri-butions of $50,000 each during the first six months of 2000 and three cash distributions of $50,000 each subsequent to June 30, 2000. The Fund paid four cash distributions of $50,000 each during the first six months of 1999 and two cash distributions of $50,000 each subsequent to June 30, 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the six months ended June 30, 2000, the Fund made no purchases of equipment subject to operating leases. However, the Fund invested $1,111,394 in direct financing leases during the six months ended June 30, 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 2000

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-10-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-10-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)