Form 10-Q
period 2000-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 2000-11-13
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)               (Audited)
                                         September 30,             December 31,
                                             2000                     1999
                                         _____________             ____________

Cash and cash equivalents                  $2,882,156              $ 1,769,740

Accounts receivable                           249,938                  273,492

Due from related parties                        -                       84,919

Equipment under operating leases
 (net of accumulated depreciation
 of $2,599,908 and $4,899,775,
 respectively)                                209,456                1,202,004

Net investment in direct financing leases   6,568,652                6,543,062

Equipment held for sale or lease               88,642                  155,653
                                           __________              ___________

       Total assets                        $9,998,844              $10,028,870
                                           ==========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   23,530              $   122,331

     Security deposits                         67,825                   67,825

     Accounts payable and
      accrued expenses                         45,406                   49,370

     Due to related parties                     8,786                   15,411
                                           __________              ___________

       Total liabilities                      145,547                  254,937

Partners' capital                           9,853,297                9,773,933
                                           __________              ___________
          Total liabilities and
           partners' capital               $9,998,844              $10,028,870
                                           ==========              ===========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                   2000       1999         2000         1999
                                   ____       ____         ____         ____
Income:
     Rentals                     $236,100   $437,336    $  936,173  $1,273,729
     Earned income on direct
      financing leases            134,736    111,864       402,663     260,947
     Interest                      22,806     53,065        66,753     120,674
     Gain on sale of equipment,
      net                            -         9,988        88,900      21,178
     Other                         21,368     10,971        49,581      14,976
                                 ________   ________    __________  __________

                                  415,010    623,224     1,544,070   1,691,504
                                 ________   ________    __________  __________

Expenses:
     Depreciation                 167,857    367,566       727,134   1,129,587
     Write-down of equipment
      to net realizable value        -          -            6,267     104,051
     General and administrative    23,011     30,218        75,266     102,414
     General and administrative
      to related party             41,957     46,157       119,541     171,681
     Management fee to
      related party                26,111     30,187        86,498      80,918
     Loss on sale of equipment,
      net                           4,141       -             -           -
                                 ________   ________    __________  __________

                                  263,077    474,128     1,014,706   1,588,651
                                 ________   ________    __________  __________

Net income                       $151,933   $149,096    $  529,364  $  102,853
                                 ========   ========    ==========  ==========

Net income per equivalent
  limited partnership unit       $   5.20   $   5.74    $    18.16  $     3.39
                                 ========   ========    ==========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                28,925     28,695        28,859      28,974
                                 ========   ========    ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2000

                                  (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount        Total
                                _______     _____      ______        _____

Balance, January 1, 2000       $(33,315)    65,389  $9,807,248    $9,773,933

Cash distributions               (4,500)       -      (445,500)     (450,000)

Net income                        5,294        -       524,070       529,364
                               ________     ______   _________    __________

Balance, September 30, 2000    $(32,521)    65,389  $9,885,818    $9,853,297
                               ========     ======  ==========    ==========


























     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999

                                   (Unaudited)
                                                     2000           1999
                                                     ____           ____
Cash flows from operating activities:
     Net income                                  $  529,364      $  102,853
                                                 __________      __________

     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                   727,134       1,129,587
     Write-down of equipment to
      net realizable value                            6,267         104,051
     Gain on sale of equipment, net                 (88,900)        (21,178)
     (Increase) decrease in accounts receivable      23,554         (49,496)
     (Increase) decrease in due from related
      parties                                        84,919          64,919
     Increase (decrease) in lease rents paid
      in advance                                    (98,801)         (5,764)
     Increase (decrease) in accounts payable
      and accrued expenses                           (3,964)        (10,436)
     Increase (decrease) in due to related
      parties                                        (6,625)        (88,439)
                                                 __________      __________
                                                    643,584       1,123,244
                                                 __________      __________
     Net cash provided by operating activities    1,172,948       1,226,097
                                                 __________      __________
Cash flows from investing activities:
     Investment in direct financing leases       (1,739,197)           -
     Proceeds from sale of equipment                355,033          48,942
     Proceeds from direct financing leases, net
      of earned income                            1,773,632         897,931
                                                 __________      __________
     Net cash provided by investing activities      389,468         946,873
                                                 __________      __________
Cash flows from financing activities:
     Distributions                                 (450,000)       (500,000)
     Redemptions of capital                            -             (8,939)
                                                 __________      __________
     Net cash used in financing activities         (450,000)       (508,939)
                                                 __________      __________
     Increase in cash and cash equivalents        1,112,416       1,664,031
     Cash and cash equivalents, beginning
      of period                                   1,769,740       2,967,163
                                                 __________      __________
     Cash and cash equivalents, end of period    $2,882,156      $4,631,194
                                                 ==========      ==========
     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 21 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $6,267 and $104,051 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 2000 and 1999, respectively. Any future losses are de-pendent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of September 30, 2000 is as follows:

          Net minimum lease payments to be received      $6,168,000
          Unguaranteed residuals                          1,102,000
          Unearned rental income                           (539,000)
          Unearned residual income                         (162,000)
                                                         __________

                                                         $6,569,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 2000 are as follows:
                                                                    Direct
         Years Ending December 31             Operating           Financing
         ________________________             _________           _________

                   2000                        $ 91,000          $  786,000
                   2001                          90,000           3,017,000
                   2002                          28,000           2,059,000
                   2003                          13,000             254,000
                   2004                            -                 52,000
                                               ________          __________
                                               $222,000          $6,168,000
                                               ========          ==========

    Subsequent to September 30, 2000, the Fund invested in approximately $1,631,000 of direct financing leases with initial lease terms of 2 to 40 months. The future approximate minimum rentals to be received on these noncancellable direct financing leases are $131,000 in 2000, $585,000 in 2001, $578,000 in 2002, $475,000 in 2003 and $138,000 in 2004.

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2000 and 1999:

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  2000        1999         2000        1999
                                  ____        ____         ____        ____

          Management fee        $26,111     $30,187      $ 86,498   $ 80,918
          Reimbursable costs     41,957      46,157       119,541    171,681

    The amount due from related parties at December 31, 1999 represents monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to September 30, 2000 for the months ended July 31, August 31 and September 30, 2000 to all admitted partners as of July 31, August 31 and September 30, 2000.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $415,010 and $623,224 for the three months ended September 30, 2000 and 1999, respec-tively, and $1,544,070 and $1,691,504 for the nine months ended September 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 57% and 70% of total revenues for the third quarter of 2000 and 1999, respectively and 61% and 75% for the nine months ended
September 30, 2000 and 1999, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased during 2000 by approximately $338,000 because of equipment that came off lease and was sold. Additionally, interest income decreased during the nine months ended September 30, 2000 because of lower cash balances available for investment by the Fund during this period. The decrease in this account also accounted for the overall decrease in revenues in 2000. However, the increase in earned income on direct financing leases served to mitigate the overall decrease in revenues during the nine months ended September 30, 2000. The Fund invested in two direct financing leases in the last quarter of 1999 and the second quarter of 2000 that contributed to the increase in this account from $261,000 during the nine months ended September 30, 1999 to $403,000 during the nine months ended September 30, 2000. The Fund also recorded a net gain on sale of equipment of $88,900 for the nine months ended September 30, 2000 compared to $21,178 for the same period in 1999. The increase in this account also lowered the overall de-crease in revenues in 2000. Furthermore, the increase in other income re-duced the amount of the decrease in total revenues in 2000. Other income increased from approximately $15,000 during the first nine months of 1999 to $50,000 during the first nine months of 2000 because of late fees collected on delinquent rents and transfer fees recognized on investor account transfers.

    Expenses were $263,077 and $474,128 for the three months ended Septem-ber 30, 2000 and 1999, respectively, and $1,014,706 and $1,588,651 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense comprised 64% and 78% of total expenses for the third quarter of 2000 and 1999, respectively and 72% and 71% of total expenses for the nine months ended September 30, 2000 and 1999, respectively. The decrease in expenses in 2000 is primarily related to the decrease in depreciation expense because of equipment that came off lease and was sold since September 1999. Additionally, based upon the quarterly review of the undepreciated cost of rental equipment, the Fund incurred a write-down of equipment to net realizable value of $6,267 for the nine months ended September 30, 2000 compared to $104,051 for the nine months ended September 30, 1999. The decrease in this account also accounted for the overall decrease in expenses in 2000. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. General and administrative expense to related party also decreased during the nine months ended September 30, 2000

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. Furthermore, general and administrative expense decreased during the first nine months of 2000 as a result of the decrease in equipment remarketing and refurbishing expenses as well as other expenses incurred to operate the Fund on a daily basis. The decrease in these accounts also contributed to the decrease in total expenses in the current period.

    The Fund's net income was $151,933 and $149,096 for the three months ended September 30, 2000 and 1999, respectively, and $529,364 and $102,853 for the nine months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.20 and $5.74 based on a weighted average number of equivalent limited partnership units outstanding of 28,925 and 28,695 for the three months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $18.16 and $3.39 based on a weighted average number of equivalent limited partnership units outstanding of 28,859 and 28,974 for the nine months ended September 30, 2000 and 1999, respectively.

    The Fund generated $323,931 and $506,674 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended September 30, 2000 and 1999, respectively. The Fund paid three cash distri-butions of $50,000 each subsequent to September 30, 2000 for the three months ended September 30, 2000. The Fund paid one cash distribution of $50,000 in September 1999 for July 1999 and two cash distributions of $50,000 each subsequent to September 30, 1999 for the months of August and September 1999. For the nine months ended September 30, 2000 and 1999, the Fund generated $1,173,865 and $1,315,313 of cash from operations for the purpose of deter-mining cash available for distribution. The General Partner declared cash distributions totaling $450,000 for both the nine months ended September 30, 2000 and 1999. The Fund paid six cash distributions of $50,000 each during the first nine months of 2000 and three cash distributions of $50,000 each subsequent to September 30, 2000. The Fund paid seven cash distributions of $50,000 each during the first nine months of 1999 and two cash distributions of $50,000 each subsequent to September 30, 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

ment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in previous periods. During the nine months ended September 30, 2000, the Fund invested $1,739,197 in direct financing leases.

    Subsequent to September 30, 2000, the Fund invested in approximately $1,631,000 of direct financing leases with initial lease terms of 2 to 40 months.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 2000

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

                     FIDELITY LEASING INCOME FUND VII, L.P.




          11-13-00    By:  Freddie M. Kotek
          ________         _____________________________
            Date           Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-13-00    By:  Marianne T. Schuster
          ________         ____________________________
            Date           Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)