Form 10-K
period 2000-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 2001-03-29
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

The number of outstanding limited partnership units of the Registrant at December 31, 2000 is 65,389.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2000, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment acquired and leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      PCB Assembly Equipment                     $341,619            53.43%
      Printers                                    293,172            45.85
      Communication Controllers                     4,571             0.72
                                                 ________           ______
      Totals                                     $639,362           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                  $ 4,633,981            40.87%
      Testing Equipment                         3,572,202            31.50
      Disk Storage Systems                      2,241,269            19.76
      PCB Assembly Equipment                      719,947             6.35
      Other                                       172,233             1.52
                                              ___________           ______
      Totals                                  $11,339,632           100.00%
                                              ===========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Manufacturing/Refining                     $639,362           100.00%
                                                 ________           ______
      Totals                                     $639,362           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment

      Retailing/Consumer Goods                $ 4,822,977            42.53%
      Manufacturing/Refining                    4,296,965            37.89
      Computers/Data Processing                 2,165,813            19.10
      Education                                    34,736             0.31
      Diversified Financial/Banking                19,141             0.17
                                              ___________           ______
      Totals                                  $11,339,632           100.00%
                                              ===========           ======


Average Initial Term of Leases (in months):  33

Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b) Number of Equity Security Holders:

                                                    Number of Partners
              Title of Class                     as of December 31, 2000

              Limited Partnership Interests               2,317
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2000         1999         1998         1997         1996
Total Income              $1,814,779   $2,293,932   $4,416,369   $4,846,809   $5,778,248
Net Income (Loss)            639,275      279,122     (185,085)     197,895      604,654
Distributions to Partners    600,000      600,000       80,000      560,000      600,000
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              21.91         9.45        (6.14)       6.36        19.21
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     28,884       28,917       29,856       30,302       31,096

                                                December 31,
                              2000         1999         1998         1997         1996
Total Assets              $9,985,958  $10,028,870  $10,394,528  $10,620,394  $10,941,033
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         236,345    1,357,657    2,957,392    6,254,336    7,734,171
Net Investment in
 Direct Financing Leases   7,456,639    6,543,062    4,335,444      295,319       29,334
Limited Partnership
 Units                        65,389       65,389       65,449       65,449       65,589
Limited Partners               2,317        2,316        2,314        2,309        2,307

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $1,814,779, $2,293,932 and $4,416,369 for the years ended December 31, 2000, 1999 and
1998, respectively. Rental income from the leasing of equipment accounted for 57%, 74% and 89% of total revenues in 2000, 1999 and 1998, respectively. The decrease in revenues in both 2000 and 1999 was primarily attributable to the decrease in rental income. In 2000, rental income decreased by approxi-mately $671,000 because of equipment under operating leases that came off lease or teminated and was sold. In 1999, rental income decreased by approximately $1,111,000 because of equipment that terminated and was sold. This decrease, however, was mitigated somewhat by an increase in rental income of $32,000 generated from 1998 equipment purchases for which a full year of rent was rec-ognized in 1999 and only a partial year was recognized in 1998. Additionally, the Fund entered into several transactions in which it collected the remaining rents owed on certain leases resulting in the recognition of approximately $1,131,000 of rental income in 1998. This increase in rental income in 1998 also contributed to the overall decrease in revenues in 1999. Additionally, the variation in interest income also affected the overall decrease in revenues in 2000 and 1999. Interest income decreased in 2000 and increased in 1999 because the Fund had larger cash balances available for investment during the first nine months of 1999 compared to 2000 and 1998. During 2000, the Fund invested in $3,369,964 of direct financing leases compared to $3,522,588 in 1999 and $6,066,963 in 1998. As a result, the Fund recognized $560,405, $396,265 and $288,680 of earned income on direct financing leases in 2000, 1999 and 1998, respectively, which served to lower the overall decrease in revenues in 2000 and 1999. The Fund recorded a net gain on sale of equipment of $90,945, $25,388 and $116,049 in 2000, 1999 and 1998, respectively. The fluctuation in this account served to mitigate the decrease in total revenues in 2000 and contributed to the overall decrease in revenues in 1999. Further-more, the increase in other income also reduced the amount of the decrease in total revenues in 2000. During the years ended December 31, 2000, 1999 and 1998, the Fund recognized approximately $28,000, $2,000 and $-0-, respectively, of late charges on delinquent rentals collected and approximately $24,000, $14,000 and $14,000, respectively, of transfer fees on investor account transfers. These accounts are included in other income and contributed to the increase in other income during the year ended December 31, 2000.

    Expenses were $1,175,504, $2,014,810 and $4,601,454 for the twelve months ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense comprised 67%, 72% and 79% of total expenses in 2000, 1999 and 1998, respectively. The decrease in expenses in 2000 and 1999 was primarily related to the decrease in depreciation expense due to equipment that came off lease or terminated and was sold. The decrease in write-down of equipment to net realizable value also accounted for the decrease in total expenses in 2000 and 1999. In 2000, 1999 and 1998, approximately $6,000, $104,000 and
$340,000 respectively, was charged to write-down of equipment to net realizable value. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications.
In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Additionally, the decrease in general and administrative expense to related party in 2000 and 1999 also contributed to the overall decrease in expenses during these years. The decrease in this account resulted from a decrease in the expenses charged by the General Partner or its parent company for services and materials provided to the Fund during the years ended December 31, 2000 and 1999. Furthermore, management fee to related party decreased in 2000 and 1999 in proportion to the rental income recognized on operating leases. The decrease in this account also accounted for the decrease in total expenses during the twelve months ended December 31, 2000 and 1999.

     The Fund's net income (loss) was $639,275, $279,122 and ($185,085) for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $21.91, $9.45 and ($6.14) based on a weighted average number of equivalent limited partnership units outstanding of 28,884, 28,917 and 29,856 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Fund generated cash from operations of $1,343,483, $1,812,604 and $3,664,714 for the purpose of determining cash available for distribution during the years ended December 31, 2000, 1999 and 1998, respectively. The Fund distributed $450,000, $450,000 and $-0- of those amounts during the period from April 1 through December 31, 2000, 1999 and 1998, respectively, and during each of the first quarters of 2001, 2000 and 1999, the Fund distributed $150,000 of those amounts. The Fund also paid $80,000 of cash distributions to partners during the first quarter of 1998 for the last quarter of the previous year. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. There was no equipment pur-chased during the year ended December 31, 2000. During the years ended December 31, 1999 and 1998, the Fund purchased $60,024 and $999,749, re-spectively, of equipment subject to operating leases. Additionally, the Fund invested in $3,369,964, $3,522,588 and $6,066,963 of equipment under direct financing leases during the twelve months ended December 31, 2000, 1999 and 1998, respectively.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 45, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 2000. Executive Vice President of Resource Properties, Inc. from 1993 to 2000.

     MICHAEL L. STAINES, age 51, Director and Secretary of FLPMI since September 1995. Director of Resource America from 1989 to 2000 and Senior Vice President of Resource America since 1989. Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners G.P., LLC since its formation in 1999. President, Secretary and a direc-tor of Resource Energy, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     SCOTT F. SCHAEFFER, age 38, Director of FLPMI since September 1995. President of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since October 2000. Vice Chairman of the Board of Resource America from 1998 to September 2000 and Executive Vice President of Re-source America from 1997 to 1998. Prior thereto, Senior Vice President of Resource America since 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to September 2000.

     Others:

     MARIANNE T. SCHUSTER, age 42, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 33, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2000:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $108,457(1)
                                                             ========
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Based upon a review of Schedule 13D as filed with the Securities and Exchange Commission, the table set forth below outlines the persons or groups known to the Fund that own more than 5% of the Fund's outstanding securities either beneficially or of record.

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        4,167.732 (1)

           Odd Lot Liquidity Fund, LLC        4,167.732 (2)

           Sierra Fund 4, LLC                 4,167.732 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,556.176 units and 2,611.556 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,556.176 units and beneficial ownership of 2,611.556 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 2,611.556 units and beneficial ownership of 1,556.176 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, the Fund was charged $108,457 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2000, the General Partner received $6,000 of cash distributions.

     The Fund incurred $171,465 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2000.

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

                  FIDELITY LEASING INCOME FUND VII, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       /s/ Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Freddie M. Kotek
_________________________     Chairman of the Board of Directors        3-29-01
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
_________________________     Director of F.L. Partnership              3-29-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
_________________________     Vice President and Controller             3-29-01
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2000 and 1999             F-3

          Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2000, 1999 and 1998                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                           F-6

          Notes to Financial Statements                            F-7 - F-12


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2000 and 1999, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 16, 2001

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      BALANCE SHEETS

                                               ASSETS
                                                            December 31,

                                                      2000                1999
       Cash and cash equivalents                   $2,055,814         $ 1,769,740

       Accounts receivable                            234,535             273,492

       Due from related parties                         2,625              84,919

       Equipment under operating leases
        (net of accumulated depreciation
        of $491,659 and $4,899,775,
        respectively)                                 147,703           1,202,004

       Net investment in direct financing
        leases                                      7,456,639           6,543,062

       Equipment held for sale or lease                88,642             155,653
                                                   __________         ___________

               Total assets                        $9,985,958         $10,028,870
                                                   ==========         ===========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   13,930         $   122,331

             Accounts payable and
              accrued expenses                         67,642              49,370

             Due to related parties                    23,353              15,411

             Security deposits                         67,825              67,825
                                                   __________         ___________

                Total liabilities                     172,750             254,937

       Partners' capital                            9,813,208           9,773,933
                                                   __________         ___________

                Total liabilities and
                 partners' capital                 $9,985,958         $10,028,870
                                                   ==========         ===========



The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                2000           1999           1998

Income:
  Rentals                                    $1,027,197     $1,698,640     $3,909,010
  Earned income on direct
   financing leases                             560,405        396,265        288,680
  Interest                                       83,727        156,774         84,274
  Gain on sale of equipment, net                 90,945         25,388        116,049
  Other                                          52,505         16,865         18,356
                                             __________     __________     __________
                                              1,814,779      2,293,932      4,416,369
                                             __________     __________     __________

Expenses:
  Depreciation                                  788,886      1,454,819      3,625,790
  Write-down of equipment to
   net realizable value                           6,267        104,051        340,058
  General and administrative                    100,429        111,692        137,927
  General and administrative to
   related party                                171,465        231,221        278,762
  Management fee to related party               108,457        113,027        218,917
                                             __________     __________     __________
                                              1,175,504      2,014,810      4,601,454
                                             __________     __________     __________

Net income (loss)                            $  639,275     $  279,122     $ (185,085)
                                             ==========     ==========     ==========

Net income (loss) per equivalent
 limited partnership unit                    $    21.91     $     9.45     $    (6.14)
                                             ==========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               28,884         28,917         29,856
                                             ==========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                  STATEMENTS OF PARTNERS' CAPITAL

                        For the years ended December 31, 2000, 1999 and 1998

                                        General       Limited Partners
                                        Partner      Units        Amount          Total
                                       ________      ___________________          _____
Balance, January 1, 1998               $(30,664)     65,449   $10,399,498     $10,368,834

Cash distributions                         (800)       -          (79,200)        (80,000)

Net loss                                 (1,851)       -         (183,234)       (185,085)
                                       ________      ______   ___________     ___________

Balance, December 31, 1998              (33,315)     65,449    10,137,064      10,103,749

Redemptions                                -            (60)       (8,938)         (8,938)

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,000        -          273,122         279,122
                                       ________      ______   ___________     ___________

Balance, December 31, 1999              (33,315)     65,389     9,807,248       9,773,933

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,393        -          632,882         639,275
                                       ________      ______   ___________     ___________

Balance, December 31, 2000             $(32,922)     65,389   $ 9,846,130     $ 9,813,208
                                       ========      ======   ===========     ===========










The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND VII, L.P.

                                        STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2000          1999          1998
Cash flows from operating activities:
  Net income (loss)                            $  639,275    $  279,122    $ (185,085)
                                               __________    __________    __________
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation                                    788,886     1,454,819     3,625,790
  Write-down of equipment to net
   realizable value                                 6,267       104,051       340,058
  (Gain) loss on sale of equipment, net           (90,945)      (25,388)     (116,049)
  (Increase) decrease in accounts receivable       38,957      (203,882)      371,220
  (Increase) decrease in due from
   related parties                                 82,294       (20,000)      379,978
  Increase (decrease) in lease rents paid in
   advance                                       (108,401)       91,656       (70,629)
  Increase (decrease) in accounts payable
   and accrued expenses                            18,272       (14,399)      (37,116)
  Increase (decrease) in due to related parties     7,942      (113,099)       86,189
  Increase (decrease) in other, net                  -             -           (7,050)
                                               __________    __________    __________
                                                  743,272     1,273,758     4,572,391
                                               __________    __________    __________
  Net cash provided by operating activities     1,382,547     1,552,880     4,387,306
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                           -          (60,024)     (999,749)
  Investment in direct financing leases        (3,369,964)   (3,522,588)   (6,066,963)
  Proceeds from direct financing leases,
   net of earned income                         2,516,412     1,386,595     2,026,837
  Proceeds from sale of equipment                 357,079        54,652       446,895
  Security deposits received                         -             -           67,825
                                               __________    __________    __________
  Net cash used in investing activities          (496,473)   (2,141,365)   (4,525,155)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (600,000)     (600,000)      (80,000)
  Redemptions of capital                             -           (8,938)         -
                                                _________    __________    __________
  Net cash used in financing activities          (600,000)     (608,938)      (80,000)
                                               __________    __________    __________
Increase (decrease) in cash and cash
 equivalents                                      286,074    (1,197,423)     (217,849)

Cash and cash equivalents, beginning of year    1,769,740     2,967,163     3,185,012
                                               __________    __________    __________
Cash and cash equivalents, end of year         $2,055,814    $1,769,740    $2,967,163
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VII, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund") was formed in November 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape and disk storage devices, data communica-tions equipment, computer terminals, technical workstations, networking equip-ment as well as other electronic equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, tech-nological developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments made for the years ended December 31, 2000 and 1999. However, the Fund re-corded an adjustment of approximately $27,000 or $0.90 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998.

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

4.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 58 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, in 2000, 1999 and 1998, approximately $6,000, $104,000 and $340,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

                          FIDELITY LEASING INCOME FUND VII, L.P.

4.  EQUIPMENT LEASED (Continued)

      Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 2000 is as follows:

              Minimum lease payments to be received            $7,175,000
              Unguaranteed residuals                            1,102,000
              Unearned rental income                             (676,000)
              Unearned residual income                           (144,000)
                                                               __________
                                                               $7,457,000
                                                               ==========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                                Direct
                                           Operating          Financing

                    2001                    $ 90,000         $3,618,000
                    2002                      28,000          2,638,000
                    2003                      13,000            729,000
                    2004                        -               190,000
                                            ________         __________
                                            $131,000         $7,175,000
                                            ========         ==========

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. The following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                        2000        1999         1998

        Management fee                $108,457    $113,027     $218,917
        Reimbursable costs             171,465     231,221      278,762


     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains a normal banking relationship with Hudson United Bancorp. As of December 31, 2000 and 1999, the Chairman of Resource America did not hold any position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 2000 and 1999 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2000 and 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2000, one customer accounted for approx-imately 48% of the Fund's rental income and two customers accounted for approx-imately 11% each of the Fund's rental income. For the year ended December 31, 1999, four customers accounted for approximately 33%, 16%, 13% and 11% of the Fund's rental income. For the year ended December 31, 1998, one customer accounted for approximately 29% and three customers accounted for 14% each of the Fund's rental income.

                          FIDELITY LEASING INCOME FUND VII, L.P.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2000           1999         1998
                      March                  $150,000       $150,000      $80,000
                      June                    150,000        200,000         -
                      September               150,000        150,000         -
                      December                150,000        100,000         -
                                             ________       ________      _______
                                             $600,000       $600,000      $80,000
                                             ========       ========      =======

     In addition, the General Partner declared and paid three cash distri-butions of $50,000 each in February 2001 for each of the months ended October 31, November 30 and December 31, 2000 to all admitted partners as of October 31, November 30 and December 31, 2000.