Form 10-Q
period 2001-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 2001-05-15
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2001                    2000
                                          ___________            ____________

Cash and cash equivalents                  $2,652,392              $2,055,814

Accounts receivable                           190,129                 234,535

Due from related parties                      254,113                   2,625

Equipment under operating leases
 (net of accumulated depreciation
 of $504,302 and $491,659,
 respectively)                                129,268                 147,703

Net investment in direct financing leases   6,665,367               7,456,639

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $9,979,911              $9,985,958
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   15,650              $   13,930

     Accounts payable and
      accrued expenses                         64,986                  67,642

     Due to related parties                    35,619                  23,353

     Security deposits                         67,825                  67,825
                                           __________              __________

       Total liabilities                      184,080                 172,750

Partners' capital                           9,795,831               9,813,208
                                           __________              __________
       Total liabilities and
        partners' capital                  $9,979,911              $9,985,958
                                           ==========              ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                   2001             2000
                                                 ________         ________

Income:
     Rentals                                     $ 25,504         $400,534
     Earned income on direct financing leases     154,270          124,733
     Interest                                      20,515           24,731
     Gain on sale of equipment, net                31,585           54,948
     Other                                          1,640           10,337
                                                 ________         ________

                                                  233,514          615,283
                                                 ________         ________

Expenses:
     Depreciation                                  18,435          316,927
     Write-down of equipment to net
      realizable value                               -               6,267
     General and administrative                    23,831           38,178
     General and administrative to related
      party                                        38,407           40,569
     Management fee to related party               20,218           30,890
                                                 ________         ________

                                                  100,891          432,831
                                                 ________         ________

Net income                                       $132,623         $182,452
                                                 ========         ========

Net income per equivalent
  limited partnership unit                       $   4.53         $   6.27
                                                 ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period              28,922           28,797
                                                 ========         ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2001

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2001       $(32,922)   65,389   $9,846,130    $9,813,208

Cash distributions               (1,500)     -        (148,500)     (150,000)

Net income                        1,500      -         131,123       132,623
                               ________    ______   __________    __________

Balance, March 31, 2001        $(32,922)   65,389   $9,828,753    $9,795,831
                               ========    ======   ==========    ==========




























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                                                      2001          2000
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  132,623     $  182,452
                                                  __________     __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                   18,435        316,927
       Write-down of equipment to net
        realizable value                                -             6,267
       (Gain) loss on sale of equipment, net         (31,585)       (54,948)
       (Increase) decrease in accounts
        receivable                                    44,406        (17,980)
       (Increase) decrease in due from related
        parties                                     (251,488)        78,684
       Increase (decrease) in lease rents paid
        in advance                                     1,720        (74,610)
       Increase (decrease) in accounts payable
        and accrued expenses                          (2,656)        29,705
       Increase (decrease) in due to related
        parties                                       12,266           (144)
                                                  __________     __________
                                                    (208,902)       283,901
                                                  __________     __________
        Net cash provided by (used in) operating
         activities                                  (76,279)       466,353
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                          791,272        499,249
     Proceeds from sale of equipment                  31,585         61,464
                                                  __________     __________
        Net cash provided by investing activities    822,857        560,713
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                  (150,000)      (150,000)
                                                  __________     __________
        Net cash used in financing activities       (150,000)      (150,000)
                                                  __________     __________
     Increase in cash and cash equivalents           596,578        877,066
     Cash and cash equivalents, beginning
      of period                                    2,055,814      1,769,740
                                                  __________     __________
     Cash and cash equivalents, end of period     $2,652,392     $2,646,806
                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2001

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been pre-pared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological develop-ments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the three months ended March 31, 2001. For the three months ended March 31, 2000, $6,267 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 4 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2001 is as follows:

          Minimum lease payments to be received        $6,228,000
          Unguaranteed residuals                        1,102,000
          Unearned rental income                         (539,000)
          Unearned residual income                       (126,000)
                                                       __________
                                                       $6,665,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2001 are as follows:

      Years Ending December 31              Operating     Direct Financing
      ________________________              _________     ________________

                2001                        $ 66,000         $2,679,000
                2002                          28,000          2,630,000
                2003                          13,000            729,000
                2004                            -               190,000
                                            ________         __________
                                            $107,000         $6,228,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2001             2000
                                             ________         ________

          Management fee                      $20,218          $30,890
          Reimbursable costs                   38,407           40,569

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2001 and December 31, 2000 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to March 31, 2001 for the months ended January 31, February 28 and March 31, 2001 to all admitted partners as of January 31, February 28 and March 31, 2001.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $233,514 and $615,283 for the three months ended March 31, 2001 and 2000, respec-tively. Rental income from the leasing of equipment accounted for 11% and 65% of total revenues for the first quarter of 2001 and 2000, respec-tively. The decrease in total revenues was primarily attributable to the decrease in rental income. Rental income decreased by approximately $375,000 in 2001 because of equipment that came off lease or terminated and was sold since the first quarter of 2000. Additionally, the decrease in net gain on sale of equipment also accounted for the overall decrease in revenues during the first quarter of 2001. The Fund recorded a net gain on sale of equipment of $31,585 for the first quarter of 2001 compared to a net gain on sale of equipment of $54,948 for the first quarter of 2000. Furthermore, other income decreased in 2001 because of the decrease in late fees collected on delinquent rents paid. The decrease in this account also contributed to the decrease in total revenues during the first quarter of 2001. The overall decrease in revenues in 2001 was mitigated somewhat by an increase in earned income on direct financing leases. The Fund invested in approximately
$3.3 million of direct financing leases during the last nine months of 1999. As a result, the Fund recognized $154,270 of earned income on direct financing leases for the three months ended March 31, 2001 compared to $124,733 for the three months ended March 31, 2000.

    Expenses were $100,891 and $432,831 during the three months ended
March 31, 2001 and 2000, respectively.  Depreciation expense comprised
18% and 73% of total expenses during the first quarter of 2001 and 2000, respectively. The decrease in expenses was primarily related to the de-crease in depreciation expense due to equipment that came off lease or terminated and was sold since the first quarter of 2000. Additionally, the decrease in write-down of equipment to net realizable value also contributed to the overall decrease in expenses in 2001. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value charged to operations for the three months ended March 31, 2001. For the three months ended March 31, 2000, $6,267 was charged to operations to write down equipment to its estimated net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. The decrease in general and administrative expense also accounted for the overall decrease in expenses during the three months ended March 31, 2001. This account decreased as a result of a decrease in various expenses incurred to operate the Fund on a daily basis. Furthermore, management fee to related party decreased by approximately $11,000 during the first quarter of 2001 because of the net effect of the decrease in rental income and the increase in rents earned on direct financing leases during this period. The decrease in this account

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

contributed to the decrease in total expenses during the first quarter of 2001, as well.

    For the three months ended March 31, 2001 and 2000, the Fund had net income of $132,623 and $182,452, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner was $4.53 and $6.27 based on a weighted average number of equivalent limited partnership units outstanding of 28,922 and 28,797 for the three months ended March 31, 2001 and 2000, respectively.

    The Fund generated $119,473 and $450,698 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2001 and 2000, respectively. There were no cash distribu-tions paid to partners during the first quarter of 2001 and 2000 for the three months ended March 31, 2001 and 2000. However, the General Partner declared and paid three cash distributions of $50,000 each during the first quarter of 2001 for the months ended October 31, November 30 and December
31, 2000. Subsequent to March 31, 2001 and 2000, the General Partner de-clared and paid three cash distributions of $50,000 each to partners for the first quarter of 2001 and 2000 totaling $150,000 for each quarter.
The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2001 that exceeded the amount of cash available from operations for this period. For financial statement purposes, the Fund records cash distribu-tions to partners on a cash basis in the period in which they are paid.

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

                                 March 31, 2001

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-15-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            5-15-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)