Form 10-Q
period 2001-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 2001-08-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2581971
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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
                                     ASSETS

                                           (Unaudited)             (Audited)
                                             June 30,             December 31,
                                               2001                   2000
                                          ____________            ____________

Cash and cash equivalents                  $2,902,867              $2,055,814

Accounts receivable                           195,779                 234,535

Due from related parties                       63,562                   2,625

Net investment in direct financing leases   6,476,435               7,456,639

Equipment under operating leases
 (net of accumulated depreciation of
 $518,166 and $491,659, respectively)         110,833                 147,703

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $9,838,118              $9,985,958
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   53,493              $   13,930

     Accounts payable and
      accrued expenses                         39,177                  67,642

     Due to related parties                     6,846                  23,353

     Security deposits                           -                     67,825

                                           __________              __________

       Total liabilities                       99,516                 172,750

Partners' capital                           9,738,602               9,813,208
                                           __________              __________
       Total liabilities and
        partners' capital                  $9,838,118              $9,985,958
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                 2001        2000         2001         2000
                                 ____        ____         ____         ____

Income:
     Earned income on direct
      financing leases         $148,779   $143,194      $303,048   $  267,927
     Rentals                     27,377    299,539        52,881      700,073
     Interest                    25,109     19,216        45,624       43,947
     Gain on sale of equipment,
      net                           110     38,093        31,695       93,041
     Other                        2,166     17,876         3,806       28,213
                               ________   ________      ________   __________

                                203,541    517,918       437,054    1,133,201
                               ________   ________      ________   __________

Expenses:
     Depreciation                18,435    242,350        36,870      559,277
     Write-down of equipment to
      net realizable value         -          -             -           6,267
     General and administrative  34,429     14,077        58,262       52,255
     General and administrative
      to related party           36,722     37,015        75,129       77,584
     Management fee to
      related party              21,181     29,497        41,399       60,387
                               ________   ________      ________   __________

                                110,767    322,939       211,660      755,770
                               ________   ________      ________   __________

Net income                     $ 92,774   $194,979      $225,394   $  377,431
                               ========   ========      ========   ==========

Net income per equivalent
  limited partnership unit     $   3.17   $   6.69      $   7.70   $    12.96
                               ========   ========      ========   ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              28,810     28,854        28,866       28,826
                               ========   ========      ========   ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2001
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2001       $(32,922)   65,389   $9,846,130    $9,813,208

Cash distributions               (3,000)     -        (297,000)     (300,000)

Net income                        3,000      -         222,394       225,394
                               ________    ______   __________    __________

Balance, June 30, 2001         $(32,922)   65,389   $9,771,524    $9,738,602
                               ========    ======   ==========    ==========






























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2001 and 2000
                                  (Unaudited)
                                                      2001          2000
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  225,394    $  377,431
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     36,870       559,277
     Write-down of equipment to net
      realizable value                                  -            6,267
     Gain on sale of equipment, net                  (31,695)      (93,041)
     (Increase) decrease in accounts receivable       38,756      (320,206)
     (Increase) decrease in due from related
      parties                                        (60,937)       84,659
     Increase (decrease) in lease rents paid
      in advance                                      39,563       (72,120)
     Increase (decrease) in accounts payable
      and accrued expenses                           (28,465)        8,252
     Increase (decrease) in due to related
      parties                                        (16,507)       (2,184)
     Increase (decrease) in security deposits        (67,825)         -
                                                  __________    __________
                                                     (90,240)      170,904
                                                  __________    __________
        Net cash provided by operating activities    135,154       548,335
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases          (652,894)   (1,111,394)
     Proceeds from sale of equipment                  31,695       345,578
     Proceeds from direct financing leases,
      net of earned income                         1,633,098     1,147,843
                                                  __________    __________
        Net cash provided by investing activities  1,011,899       382,027
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (300,000)     (300,000)
                                                  __________    __________
        Net cash used in financing activities       (300,000)     (300,000)
                                                  __________    __________
     Increase in cash and cash equivalents           847,053       630,362
     Cash and cash equivalents, beginning
       of period                                   2,055,814     1,769,740
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,902,867    $2,400,102
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2001
                                 (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 10 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2001 is as follows:

       Minimum lease payments to be received             $5,939,000
       Unguaranteed residuals                             1,102,000
       Unearned rental income                              (458,000)
       Unearned residual income                            (107,000)
                                                         __________
                                                         $6,476,000
                                                         ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 36 to 58 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the six months ended June 30, 2001. For the six months ended June 30, 2000, $6,267 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2001 are as follows:

                                                                    Direct
         Years Ending December 31          Operating               Financing
         ________________________          _________              __________

                   2001                     $43,000               $1,952,000
                   2002                      26,000                2,980,000
                   2003                      13,000                  817,000
                   2004                        -                     190,000
                                            _______               __________
                                            $82,000               $5,939,000
                                            =======               ==========

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2001 and 2000:

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               2001         2000       2001        2000
                               ____         ____       ____        ____

    Management fee           $21,181      $29,497    $41,399     $60,387
    Reimbursable costs        36,722       37,015     75,129      77,584

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $50,000 each subsequent to June 30, 2001 for the months ended April 30, May 31 and June 30, 2001 to all admitted partners as of April 30, May 31 and June 30, 2001.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $203,541 and $517,918 for the three months ended June 30, 2001 and 2000, respectively, and $437,054 and $1,133,201 for the six months ended June 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 13% and 58% of total revenues for the second quarter of 2001 and 2000, respectively and 12% and 62% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in revenues was primarily attributable to a decrease in rental income due to equipment that terminated and was sold since June 30, 2000. Additionally, the Fund recognized $31,695 of net gain on sale of equipment during the first six months of 2001 compared to $93,041 during the first six months of 2000. The decrease in this account also contributed to the decrease in total revenues in 2001. Furthermore, other income decreased from approximately $28,000 for the six months ended
June 30, 2000 to $4,000 for the six months ended June 30, 2001 which accounted for the overall decrease in revenues in 2001, as well. The decrease in this account was caused by a decrease in late charges received on delinquent rentals and a decrease in transfer fees recorded for investor account transfers during the six months ended June 30, 2001 compared to the same period in 2000. However, the increase in earned income on direct financing leases lowered the overall decrease in revenues in 2001. The Fund invested in direct financing leases during the last quarter of 2000 and the second quarter of 2001 that accounted for the increase in earned income on direct financing leases from $268,000 during the six months ended June 30, 2000 to $303,000 during the six months ended June 30, 2001.

    Expenses were $110,767 and $322,939 for the three months ended June 30, 2001 and 2000, respectively, and $211,660 and $755,770 for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense comprised 17% and 75% of total expenses during the quarter ended June 30, 2001 and 2000, respectively and 17% and 74% of total expenses during the six months ended June 30, 2001 and 2000, respectively. The decrease in expenses was primarily related to the decrease in depreciation expense resulting from equipment that terminated and was sold since June 2000. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 2001. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net realizable value charged to operations during the six months ended June 30, 2001. For the six months ended June 30, 2000, $6,267 was charged to operations to write down equipment to its estimated net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased during the six months ended June 30, 2001 compared to June 30, 2000 as a direct result of the decrease in rental income recognized during these periods. The decrease in this account also accounted for the decrease in total expenses in 2001.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $92,774 and $194,979 for the three months ended June 30, 2001 and 2000, respectively, and $225,394 and $377,431 for the six months ended June 30, 2001 and 2000, respectively. The income per equivalent limited partnership unit was $3.17 and $6.69 based on a weighted average number of equivalent limited partnership units outstanding of 28,810 and 28,854 for the three months ended June 30, 2001 and 2000, respectively. The income per equivalent limited partnership unit, after income allocated to the General Partner, was $7.70 and $12.96 based on a weighted average number of equivalent limited partnership units outstanding of 28,866 and 28,826 for the six months ended June 30, 2001 and 2000, respectively.

    The Fund generated $111,099 and $399,236 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2001 and 2000, respectively. The Fund made three cash distri-butions of $50,000 each subsequent to June 30, 2001 and 2000 for the three months ended June 30, 2001 and 2000, respectively, for a total of $150,000 during each of these quarters. For the six months ended June 30, 2001 and 2000, the Fund generated $230,569 and $849,934 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $300,000 for each of the six month periods ended June 30, 2001 and 2000. The Fund paid three cash distri-butions of $50,000 each during the first six months of 2001 and 2000 and three cash distributions of $50,000 each subsequent to June 30, 2001 and 2000. In addition, the Fund paid three cash distributions of $50,000 each during the first six months of 2001 for the months of October, November and December 2000. For financial statement purposes, the Fund records cash dis-tributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods.
The Fund invested $652,894 and $1,111,394 in direct financing leases during the six months ended June 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 2001

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-14-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)





            8-14-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)