Form 10-Q
period 2001-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 2001-11-13
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-19232

                       Fidelity Leasing Income Fund VII, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

            Delaware                                    23-2581971
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2001                    2000
                                         _____________            ____________

Cash and cash equivalents                  $3,703,873              $2,055,814

Accounts receivable                           195,427                 234,535

Due from related parties                        4,127                   2,625

Net investment in direct financing leases   5,587,896               7,456,639

Equipment under operating leases (net
 of accumulated depreciation of
 $536,601 and $491,659, respectively)          92,398                 147,703

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $9,672,363              $9,985,958
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   10,399              $   13,930

     Accounts payable and
      accrued expenses                         41,093                  67,642

     Due to related parties                     8,545                  23,353

     Security deposits                           -                     67,825
                                           __________              __________

       Total liabilities                       60,037                 172,750

Partners' capital                           9,612,326               9,813,208
                                           __________              __________
       Total liabilities and
        partners' capital                  $9,672,363              $9,985,958
                                           ==========              ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                   2001       2000         2001         2000
                                   ____       ____         ____         ____
Income:
     Earned income on direct
      financing leases           $129,528   $134,736      $432,576  $  402,663
     Rentals                       23,139    236,100        76,020     936,173
     Interest                      32,006     22,806        77,630      66,753
     Gain on sale of equipment,
      net                            -          -           31,695      88,900
     Other                          7,725     21,368        11,531      49,581
                                 ________   ________      ________  __________

                                  192,398    415,010       629,452   1,544,070
                                 ________   ________      ________  __________

Expenses:
     Depreciation                  18,435    167,857        55,305     727,134
     Write-down of equipment
      to net realizable value        -          -             -          6,267
     General and administrative    33,668     23,011        91,930      75,266
     General and administrative
      to related party             44,971     41,957       120,100     119,541
     Management fee to
      related party                21,600     26,111        62,999      86,498
     Loss on sale of equipment,
      net                            -         4,141          -           -
                                 ________   ________      ________  __________

                                  118,674    263,077       330,334   1,014,706
                                 ________   ________      ________  __________

Net income                       $ 73,724   $151,933      $299,118  $  529,364
                                 ========   ========      ========  ==========

Net income per equivalent
  limited partnership unit       $   2.53   $   5.20      $  10.24  $    18.16
                                 ========   ========      ========  ==========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                28,574     28,925        28,769      28,859
                                 ========   ========      ========  ==========

     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2001

                                  (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2001       $(32,922)   65,389   $9,846,130    $9,813,208

Cash distributions               (5,000)     -        (495,000)     (500,000)

Net income                        4,500      -         294,618       299,118
                               ________    ______   __________    __________

Balance, September 30, 2001    $(33,422)   65,389   $9,645,748    $9,612,326
                               ========    ======   ==========    ==========


























     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                   (Unaudited)
                                                     2001            2000
                                                     ____            ____
Cash flows from operating activities:
     Net income                                  $  299,118      $  529,364
                                                 __________      __________

     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                    55,305         727,134
     Write-down of equipment to
      net realizable value                             -              6,267
     Gain on sale of equipment, net                 (31,695)        (88,900)
     (Increase) decrease in accounts receivable      39,108          23,554
     (Increase) decrease in due from related
      parties                                        (1,502)         84,919
     Increase (decrease) in lease rents paid
      in advance                                     (3,531)        (98,801)
     Increase (decrease) in accounts payable
      and accrued expenses                          (26,549)         (3,964)
     Increase (decrease) in due to related
      parties                                       (14,808)         (6,625)
     Increase (decrease) in security deposits       (67,825)           -
                                                 __________      __________
                                                    (51,497)        643,584
                                                 __________      __________
     Net cash provided by operating activities      247,621       1,172,948
                                                 __________      __________
Cash flows from investing activities:
     Investment in direct financing leases         (652,894)     (1,739,197)
     Proceeds from sale of equipment                 31,695         355,033
     Proceeds from direct financing leases, net
      of earned income                            2,521,637       1,773,632
                                                 __________      __________
     Net cash provided by investing activities    1,900,438         389,468
                                                 __________      __________
Cash flows from financing activities:
     Distributions                                 (500,000)       (450,000)
                                                 __________      __________
     Net cash used in financing activities         (500,000)       (450,000)
                                                 __________      __________
     Increase in cash and cash equivalents        1,648,059       1,112,416
     Cash and cash equivalents, beginning
      of period                                   2,055,814       1,769,740
                                                 __________      __________
     Cash and cash equivalents, end of period    $3,703,873      $2,882,156
                                                 ==========      ==========
     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2001

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of September 30, 2001 is as follows (unaudited):

          Net minimum lease payments to be received      $4,917,000
          Unguaranteed residuals                          1,102,000
          Unearned rental income                           (344,000)
          Unearned residual income                         ( 87,000)
                                                         __________

                                                         $5,588,000
                                                         ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 36 to 58 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related ex-penses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors

                     FIDELITY LEASING INCOME FUND VII, L.P.

1.  EQUIPMENT LEASED (Continued)

    in the marketplace are considered among other things, as part of this re-view. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, $6,267 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unantic-ipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of September 30, 2001 are as follows (unaudited):
                                                                    Direct
         Years Ending December 31             Operating           Financing
         ________________________             _________           _________

                   2001                         $20,000          $  959,000
                   2002                          26,000           2,959,000
                   2003                          13,000             809,000
                   2004                            -                190,000
                                                _______          __________
                                                $59,000          $4,917,000
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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in con-nection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions

                     FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2001 and 2000 (unaudited):

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  2001        2000         2001        2000
                                  ____        ____         ____        ____

          Management fee        $21,600     $26,111      $ 62,999   $ 86,498
          Reimbursable costs     44,971      41,957       120,100    119,541

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid one cash distribution of $50,000 in September 2001 for the month ended July 31, 2001 to all admitted partners as of July 31, 2001. The General Partner declared and paid two cash distributions of $50,000 each subsequent to September 30, 2001 for the months ended August 31 and September 30, 2001 to all admitted partners as of August 31 and September 30, 2001.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $192,398 and $415,010 for the three months ended September 30, 2001 and 2000, respec-tively, and $629,452 and $1,544,070 for the nine months ended September 30, 2001 and 2000, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 79% and 89% of total revenues for the third quarter of 2001 and 2000, respectively and 81% and 87% for the nine months ended September 30, 2001 and 2000, respectively. The de-crease in revenues was primarily attributable to the decrease in rental income. Rental income decreased during 2001 by approximately $860,000 because of equip-ment that terminated and was sold since September 2000. The Fund also re-corded a net gain on sale of equipment of $31,695 for the nine months ended September 30, 2001 compared to $88,900 for the same period in 2000. The de-crease in this account also contributed to the overall decrease in revenues in 2001. Furthermore, the decrease in other income contributed to the de-crease in total revenues in 2001. Other income decreased from approximately $50,000 during the first nine months of 2000 to $12,000 during the first nine months of 2001 because of a decrease in late fees collected on delinquent rentals and a decrease in transfer fees recorded for investor account trans-fers. However, the increase in earned income on direct financing leases served to partially mitigate the overall decrease in revenues during the nine months ended September 30, 2001. The Fund invested in direct financing leases during the last quarter of 2000 and the second quarter of 2001 that contributed to the increase in this account from $403,000 during the nine months ended September 30, 2000 to $433,000 during the nine months ended September 30, 2001.

    Expenses were $118,674 and $263,077 for the three months ended Septem-ber 30, 2001 and 2000, respectively, and $330,334 and $1,014,706 for the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense comprised 16% and 64% of total expenses for the third quarter of 2001 and 2000, respectively and 17% and 72% of total expenses for the nine months ended September 30, 2001 and 2000, respectively. The decrease in expenses in 2001 is primarily related to the decrease in depreciation expense because of equipment that terminated and was sold since September 2000. Additionally, based upon the quarterly review of the undepreciated cost of rental equipment, the Fund did not incur a write-down of equipment to net realizable value for the nine months ended September 30, 2001 compared to $6,267 for the nine months ended September 30, 2000. The decrease in this account also accounted for the overall decrease in expenses in 2001. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased during the nine months ended September 30, 2001 compared to September 30, 2000 as a direct result of the decrease in rental income recog-nized during these periods. The decrease in this account also accounted for the decrease in total expenses in 2001.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $73,724 and $151,933 for the three months ended September 30, 2001 and 2000, respectively, and $299,118 and $529,364 for the nine months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $2.53 and $5.20 based on a weighted average number of equivalent limited partnership units outstanding of 28,574 and 28,925 for the three months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.24 and $18.16 based on a weighted average number of equivalent limited partnership units outstanding of 28,769 and 28,859 for the nine months ended September 30, 2001 and 2000, respectively.

    The Fund generated $92,159 and $323,931 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended September 30, 2001 and 2000, respectively. The Fund paid one cash distri-bution of $50,000 in September 2001 and two cash distributions of $50,000 each subsequent to September 2001 for the three months ended September 30, 2001.
The Fund paid three cash distributions of $50,000 each subsequent to September 30, 2000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the Fund generated $322,728 and $1,173,865 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $450,000 for both the nine months ended September 30, 2001 and 2000. The
Fund paid seven cash distributions of $50,000 each during the first nine months of 2001 and two cash distributions of $50,000 each subsequent to September 30, 2001 for the nine months ended September 30, 2001. In addition, the Fund paid three cash distributions of $50,000 each during the first nine months of 2001 for the months of October, November and December 2000. The
Fund paid six cash distributions of $50,000 each during the first nine months of 2000 and three cash distributions of $50,000 each subsequent to September 30, 2000 for the nine months ended September 30, 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. During the nine months ended September 30, 2001 and 2000, the Fund invested $652,894 and $1,739,197 in direct financing leases, respectively.

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

                                 September 30, 2001

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

                     FIDELITY LEASING INCOME FUND VII, L.P.




          11-13-01    By:  /s/ Freddie M. Kotek
          ________         _____________________________
            Date           Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-13-01    By:  /s/ Marianne T. Schuster
          ________         ____________________________
            Date           Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)