Form 10-K
period 2001-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 2002-04-01
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

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

1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
_________________________________________________________________
       (Address of principal executive offices)        (Zip Code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 2001 is 64,773.

There is no public market for these securities.

The index of Exhibits is located on page 12.

                                    PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, com-puter terminals, technical workstations, networking equipment, as well as other electronic equipment that is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distri-bution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund.
Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms that are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services that the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2001, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment acquired and leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                     $395,493            53.65%
      PCB Assembly Equipment                      341,619            46.35
                                                 ________           ______
      Totals                                     $737,112           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Network Communications                  $ 4,496,680            38.65%
      Testing Equipment                         3,572,201            30.70
      Disk Storage Systems                      2,741,140            23.55
      PCB Assembly Equipment                      765,117             6.58
      Other                                        60,025             0.52
                                              ___________           ______
      Totals                                  $11,635,163           100.00%
                                              ===========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Retailing/Consumer Goods                   $395,493            53.65%
      Manufacturing/Refining                      341,619            46.35
                                                 ________           ______
      Totals                                     $737,112           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment

      Retailing/Consumer Goods                $ 4,968,960            42.71%
      Manufacturing/Refining                    3,786,465            32.53
      Computers/Data Processing                 2,666,334            22.92
      Education                                   194,913             1.68
      Diversified Financial/Banking                18,491             0.16
                                              ___________           ______
      Totals                                  $11,635,163           100.00%
                                              ===========           ======


Average Initial Term of Leases (in months):  36

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

     (b) Number of Equity Security Holders:

                                                    Number of Partners
              Title of Class                     as of December 31, 2001

              Limited Partnership Interests               2,326
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2001         2000         1999         1998         1997
Total Income                $812,406   $1,814,779   $2,293,932   $4,416,369   $4,846,809
Net Income (Loss)            350,472      639,275      279,122     (185,085)     197,895
Distributions to Partners    600,000      600,000      600,000       80,000      560,000
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              11.68        21.91         9.45        (6.14)        6.36
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     28,684       28,884       28,917       29,856       30,302

                                                December 31,
                              2001         2000         1999         1998         1997
Total Assets              $9,690,449   $9,985,958  $10,028,870  $10,394,528  $10,620,394
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         539,265      236,345    1,357,657    2,957,392    6,254,336
Net Investment in
 Direct Financing Leases   4,935,434    7,456,639    6,543,062    4,335,444      295,319
Limited Partnership
 Units                        64,773       64,773       64,773       64,833       65,449
Limited Partners               2,326        2,317        2,316        2,314        2,309

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $812,406, $1,814,779 and $2,293,932 for the years ended December 31, 2001, 2000 and
1999, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 81%, 87% and 91% of total revenues in 2001, 2000 and 1999, respectively. The decrease in revenues in both 2001 and 2000 was primarily attributable to the decrease in rental in-come. In 2001 and 2000, rental income decreased by approximately $916,000 and $671,000, respectively, because of equipment under operating leases that came off lease or terminated and was sold. The decrease in earned income on direct financing leases also accounted for the overall decrease in revenues in 2001. The decrease in this account resulted from the amortization of unearned income using the interest method. However, earned income on direct financing leases increased in 2000 because of investments made in direct financing leases during 2000. The increase in this account mitigated the overall decrease in revenues during the year ended December 31, 2000. Additionally, the variation in interest income also affected the overall decrease in revenues in 2001 and 2000. Interest income increased in 2001 and decreased in 2000 because of fluctuating cash balances available for investment by the Fund as a result of investments made in direct financing leases during late 1999 and 2000. The Fund recorded a net gain on sale of equipment of $31,696, $90,945 and $25,388 in 2001, 2000 and 1999, respectively. The fluctuation in this account contri-buted to the decrease in total revenues in 2001 and served to mitigate the overall decrease in revenues in 2000. Furthermore, the fluctuation in other income also contributed to the decrease in total revenues in 2001 and reduced the overall decrease in revenues in 2000. There were no late charges on delinquent rentals collected in 2001. During the years ended December 31, 2000 and 1999, the Fund recognized approximately $28,000 and $2,000, respec-tively, of late charges on delinquent rentals collected. Approximately $16,000, $24,000 and $14,000, respectively, of transfer fees on investor account transfers were recorded for the years ended December 31, 2001, 2000 and 1999, respectively. These accounts are included in other income and accounted for the change in this account during 2001, 2000 and 1999.

    Expenses were $461,934, $1,175,504 and $2,014,810 for the twelve months ended December 31, 2001, 2000 and 1999, respectively. Depreciation expense comprised 20%, 67% and 72% of total expenses in 2001, 2000 and 1999, respectively. The decrease in expenses in 2001 and 2000 was primarily related to the decrease in depreciation expense due to equipment that came off lease or terminated and was sold. The decrease in write-down of equipment to net realizable value also accounted for the decrease in total expenses in 2001 and 2000. There was no write-down of equipment to net realizable value for the year ended December 31, 2001. In 2000 and 1999, approximately $6,000 and $104,000, respectively, was charged to write-down of equipment to net realizable value. Currently, the Fund's practice is to review the recover-ability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments af-fecting the types of equipment in the portfolio in subsequent years. Addition-ally, the decrease in general and administrative expense to related party in

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

2001 and 2000 also contributed to the overall decrease in expenses during these years. The decrease in this account resulted from a decrease in the expenses charged by the General Partner or its parent company for services and materials provided to the Fund during the years ended December 31, 2001, 2000 and 1999. Furthermore, management fee to related party decreased in 2001 and 2000 as a result of the decrease in rental income recognized on operating leases.
The decrease in this account also accounted for the decrease in total expenses during the twelve months ended December 31, 2001 and 2000.

     The Fund's net income was $350,472, $639,275 and $279,122 for the years ended December 31, 2001, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $11.68, $21.91 and $9.45 based on a weighted average number of equivalent limited partnership units outstanding of 28,684, 28,884 and 28,917 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Fund generated cash from operations of $411,349, $1,343,483, and $1,812,604 for the purpose of determining cash available for distribution during the years ended December 31, 2001, 2000 and 1999, respectively The Fund distributed to partners $450,000 of those amounts during each of the periods from April 1 through December 31, 2001, 2000 and 1999. The Fund distributed $1,000,000, $150,000 and $150,000 of those amounts to partners during the first quarter of 2002, 2001 and 2000, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. During the years ended December 31, 2001 and 1999, the Fund purchased $395,493 and $60,024, respectively, of equipment subject to operating leases. There was no equipment subject to operating leases purchased in 2000. Additionally, the Fund invested in $911,086, $3,369,964 and $3,522,588 of equipment under direct financing leases during the twelve months ended December 31, 2001, 2000 and 1999, respectively.

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

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 49, Chairman, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990, President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 31, Director of LEAF since November 2001. Execu-tive Vice President of Resource America since 2001, Senior Vice President of Resource America from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 42, Vice President and a Director of LEAF since November 2001. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 46, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1995.

     MARIANNE T. SCHUSTER, age 43, Vice President and Treasurer of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2001:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner       $85,279(1)
                                                             =======
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        5,466.46 (1)

           Odd Lot Liquidity Fund, LLC        5,466.46 (2)

           Sierra Fund 4, LLC                 5,466.46 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 2,825.90 units and 2,640.56 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 2,825.90 units and beneficial ownership of 2,640.56 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 2,640.56 units and beneficial ownership of 2,825.90 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distri-butions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2001, the Fund was charged $85,279 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2001, the General Partner received $6,000 of cash distributions.

     The Fund incurred $168,720 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2001.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

                  FIDELITY LEASING INCOME FUND VII, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman and President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-28-02
Crit S. DeMent                 and President of LEAF Financial
                               Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  Vice President and Director of            3-28-02
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-28-02
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President and Treasurer of           3-28-02
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2001 and 2000             F-3

          Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2001, 2000 and 1999                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                           F-6

          Notes to Financial Statements                            F-7 - F-13


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2001 and 2000, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 14, 2002

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      BALANCE SHEETS

                                               ASSETS
                                                            December 31,

                                                      2001                2000
       Cash and cash equivalents                   $3,877,912          $2,055,814

       Accounts receivable                            254,207             234,535

       Due from related parties                        83,631               2,625

       Net investment in direct financing
        leases                                      4,935,434           7,456,639

       Equipment under operating leases
        (net of accumulated depreciation
        of $286,489 and $491,659,
        respectively)                                 450,623             147,703

       Equipment held for sale or lease                88,642              88,642
                                                   __________          __________

               Total assets                        $9,690,449          $9,985,958
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   64,745          $   13,930

             Accounts payable and
              accrued expenses                         38,433              67,642

             Due to related parties                    23,591              23,353

             Security deposits                           -                 67,825
                                                   __________          __________

                Total liabilities                     126,769             172,750

       Partners' capital                            9,563,680           9,813,208
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $9,690,449          $9,985,958
                                                   ==========          ==========



The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                2001           2000           1999

Income:
  Earned income on direct
   financing leases                            $546,365     $  560,405     $  396,265
  Rentals                                       110,711      1,027,197      1,698,640
  Interest                                      107,671         83,727        156,774
  Gain on sale of equipment, net                 31,696         90,945         25,388
  Other                                          15,963         52,505         16,865
                                               ________     __________     __________
                                                812,406      1,814,779      2,293,932
                                               ________     __________     __________

Expenses:
  Depreciation                                   92,573        788,886      1,454,819
  Write-down of equipment to
   net realizable value                            -             6,267        104,051
  General and administrative                    115,362        100,429        111,692
  General and administrative to
   related party                                168,720        171,465        231,221
  Management fee to related party                85,279        108,457        113,027
                                               ________     __________     __________
                                                461,934      1,175,504      2,014,810
                                               ________     __________     __________

Net income                                     $350,472     $  639,275     $  279,122
                                               ========     ==========     ==========

Net income per equivalent limited
 partnership unit                              $  11.68     $    21.91     $     9.45
                                               ========     ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               28,684         28,884         28,917
                                               ========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                  STATEMENT OF PARTNERS' CAPITAL

                        For the years ended December 31, 2001, 2000 and 1999

                                        General       Limited Partners
                                        Partner      Units        Amount          Total
                                       ________      ___________________          _____
Balance, January 1, 1999               $(33,315)     64,833   $10,137,064     $10,103,749

Redemptions                                -            (60)       (8,938)         (8,938)

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,000        -          273,122         279,122
                                       ________      ______   ___________     ___________

Balance, December 31, 1999              (33,315)     64,773     9,807,248       9,773,933

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,393        -          632,882         639,275
                                       ________      ______   ___________     ___________

Balance, December 31, 2000              (32,922)     64,773     9,846,130       9,813,208

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                               15,500        -          334,972         350,472
                                       ________      ______   ___________     ___________

Balance, December 31, 2001             $(23,422)     64,773   $ 9,587,102     $ 9,563,680
                                       ========      ======   ===========     ===========










The accompanying notes are an integral part of this financial statement.

                            FIDELITY LEASING INCOME FUND VII, L.P.

                                        STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2001          2000          1999
Cash flows from operating activities:
  Net income                                   $  350,472    $  639,275    $  279,122
                                               __________    __________    __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                     92,573       788,886     1,454,819
  Write-down of equipment to net
   realizable value                                  -            6,267       104,051
  Gain on sale of equipment, net                  (31,696)      (90,945)      (25,388)
  (Increase) decrease in accounts receivable      (19,672)       38,957      (203,882)
  (Increase) decrease in due from related
   parties                                        (81,006)       82,294       (20,000)
  Increase (decrease) in lease rents paid in
   advance                                         50,815      (108,401)       91,656
  Increase (decrease) in accounts payable
   and accrued expenses                           (29,209)       18,272       (14,399)
  Increase (decrease) in due to related parties       238         7,942      (113,099)
  Increase (decrease) in security deposits        (67,825)         -             -
                                               __________    __________    __________
                                                  (85,782)      743,272     1,273,758
                                               __________    __________    __________
  Net cash provided by operating activities       264,690     1,382,547     1,552,880
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                       (395,493)         -          (60,024)
  Investment in direct financing leases          (911,086)   (3,369,964)   (3,522,588)
  Proceeds from direct financing leases,
   net of earned income                         3,432,291     2,516,412     1,386,595
  Proceeds from sale of equipment                  31,696       357,079        54,652
                                               __________    __________    __________
  Net cash provided by (used in)
   investing activities                         2,157,408      (496,473)   (2,141,365)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                  (600,000)     (600,000)     (600,000)
  Redemptions of capital                             -             -           (8,938)
                                               __________    __________    __________
  Net cash used in financing activities          (600,000)     (600,000)     (608,938)
                                               __________    __________    __________
Increase (decrease) in cash and cash
 equivalents                                    1,822,098       286,074    (1,197,423)

Cash and cash equivalents, beginning of year    2,055,814     1,769,740     2,967,163
                                               __________    __________    __________
Cash and cash equivalents, end of year         $3,877,912    $2,055,814    $1,769,740
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VII, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the Fund) was formed in November 1989. In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (Resource Amer-ica). The Fund is managed by the General Partner. The Fund's limited partner-ship interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and net-working equipment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

     The Fund's leasing operations consist of both direct financing and operating leases. Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

     Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated de-preciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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

4.  EQUIPMENT LEASED

     The Fund's direct financing leases are for initial lease terms ranging from 7 to 60 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The approximate net investment in direct financing leases as of Decem-ber 31, 2001 is as follows:

              Minimum lease payments to be received            $4,076,000
              Unguaranteed residuals                            1,181,000
              Unearned rental income                             (252,000)
              Unearned residual income                            (70,000)
                                                               __________
                                                               $4,935,000
                                                               ==========

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 47 to 59 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, approxi-mately $6,000 and $104,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

                          FIDELITY LEASING INCOME FUND VII, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                             Direct
                                           Financing          Operating

                    2002                  $3,091,000           $192,000
                    2003                     795,000            129,000
                    2004                     190,000               -
                                          __________           ________
                                          $4,076,000           $321,000
                                          ==========           ========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. The following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                        2001        2000         1999

        Management fee                $ 85,279    $108,457     $113,027
        Reimbursable costs             168,720     171,465      231,221

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2001 and 2000 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                          FIDELITY LEASING INCOME FUND VII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due to related parties at December 31, 2001 and 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2001, three customers accounted for approximately 57%, 16% and 13% of the Fund's rental income. For the year ended December 31, 2000, one customer accounted for approximately 48% of the Fund's rental income and two customers accounted for approximately 11% each of the Fund's rental income. For the year ended December 31, 1999, four customers accounted for approximately 33%, 16%, 13% and 11% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2001           2000         1999
                      March                  $150,000       $150,000     $150,000
                      June                    150,000        150,000      200,000
                      September               200,000        150,000      150,000
                      December                100,000        150,000      100,000
                                             ________       ________     ________
                                             $600,000       $600,000     $600,000
                                             ========       ========     ========

     In addition, the General Partner declared and paid two cash distri-butions of $50,000 each in January and February 2002 for the months ended October 31 and November 30, 2001, respectively, to all admitted partners as of October 31 and November 30, 2001. The General Partner also paid a cash distribution of $1,000,000 in February 2002 for the month ended December 31, 2001 to all admitted partners as of December 31, 2001.

                      FIDELITY LEASING INCOME FUND VII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2001 and 2000:


                                                                  2001
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $113,788   $129,528   $148,779   $154,270
     Rentals                                     34,691     23,139     27,377     25,504
     Interest                                    30,041     32,006     25,109     20,515
     Gain on sale of equipment, net                   1       -           110     31,585
     Other                                        4,432      7,725      2,166      1,640
                                               ________   ________   ________   ________

   Total income                                 182,953    192,398    203,541    233,514
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                37,268     18,435     18,435     18,435
     General and administrative                  23,434     33,668     34,429     23,831
     General and administrative to
      related party                              48,620     44,971     36,722     38,407
     Management fee to related party             22,280     21,600     21,181     20,218
                                               ________   ________   ________   ________

   Total expenses                               131,602    118,674    110,767    100,891
                                               ________   ________   ________   ________

   Net income                                  $ 51,351   $ 73,724   $ 92,774   $132,623
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   1.45   $   2.53   $   3.17   $   4.53
                                               ========   ========   ========   ========

                      FIDELITY LEASING INCOME FUND VII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $157,742   $134,736   $143,194   $124,733
     Rentals                                     91,024    236,100    299,539    400,534
     Interest                                    16,974     22,806     19,216     24,731
     Gain on sale of equipment, net               2,045       -        38,093     54,948
     Other                                        2,924     21,368     17,876     10,337
                                               ________   ________   ________   ________

   Total income                                 270,709    415,010    517,918    615,283
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                61,752    167,857    242,350    316,927
     Write-down of equipment to
      net realizable value                         -          -          -         6,267
     General and administrative                  25,163     23,011     14,077     38,178
     General and administrative to
      related party                              51,924     41,957     37,015     40,569
     Management fee to related party             21,959     26,111     29,497     30,890
     Loss on sale of equipment, net                -         4,141       -          -
                                               ________   ________   ________   ________

   Total expenses                               160,798    263,077    322,939    432,831
                                               ________   ________   ________   ________

   Net income                                  $109,911   $151,933   $194,979   $182,452
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   3.75   $   5.20   $   6.69   $   6.27
                                               ========   ========   ========   ========