Form 10-Q
period 2002-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 2002-05-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2002                    2001
                                          ___________            ____________

Cash and cash equivalents                  $3,826,264              $3,877,912

Accounts receivable                           277,170                 254,207

Due from related parties                      154,344                  83,631

Net investment in direct financing leases   3,839,416               4,935,434

Equipment under operating leases
 (net of accumulated depreciation
 of $102,729 and $286,489,
 respectively)                                382,565                 450,623

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $8,568,401              $9,690,449
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $     -                 $   64,745

     Accounts payable and
      accrued expenses                         43,793                  38,433

     Due to related parties                    14,855                  23,591
                                           __________              __________

       Total liabilities                       58,648                 126,769

Partners' capital                           8,509,753               9,563,680
                                           __________              __________
       Total liabilities and
        partners' capital                  $8,568,401              $9,690,449
                                           ==========              ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001

                                  (Unaudited)

                                                   2002             2001
                                                 ________         ________

Income:
     Earned income on direct financing leases    $ 90,223         $154,270
     Rentals                                       58,491           25,504
     Interest                                      25,813           20,515
     Gain on sale of equipment, net                14,854           31,585
     Other                                         13,783            1,640
                                                 ________         ________

                                                  203,164          233,514
                                                 ________         ________

Expenses:
     Depreciation                                  47,912           18,435
     General and administrative                    37,954           23,831
     General and administrative to related
      party                                        44,914           38,407
     Management fee to related party               26,295           20,218
                                                 ________         ________

                                                  157,075          100,891
                                                 ________         ________

Net income                                       $ 46,089         $132,623
                                                 ========         ========

Net income per equivalent
  limited partnership unit                       $   1.48         $   4.53
                                                 ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period              26,975           28,922
                                                 ========         ========






The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2002

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2002       $(23,422)   64,773   $9,587,102    $9,563,680

Cash distributions              (11,000)     -      (1,089,016)   (1,100,016)

Net income                        6,000      -          40,089        46,089
                               ________    ______   __________    __________

Balance, March 31, 2002        $(28,422)   64,773   $8,538,175    $8,509,753
                               ========    ======   ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)
                                                      2002          2001
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $   46,089     $  132,623
                                                  __________     __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
       Depreciation                                   47,912         18,435
       Gain on sale of equipment, net                (14,854)       (31,585)
       (Increase) decrease in accounts
        receivable                                   (22,963)        44,406
       (Increase) decrease in due from related
        parties                                      (70,713)      (251,488)
       Increase (decrease) in lease rents paid
        in advance                                   (64,745)         1,720
       Increase (decrease) in accounts payable
        and accrued expenses                           5,360         (2,656)
       Increase (decrease) in due to related
        parties                                       (8,736)        12,266
                                                  __________     __________
                                                    (128,739)      (208,902)
                                                  __________     __________
        Net cash used in operating activities        (82,650)       (76,279)
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                        1,096,018        791,272
     Proceeds from sale of equipment                  35,000         31,585
                                                  __________     __________
        Net cash provided by investing activities  1,131,018        822,857
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                (1,100,016)      (150,000)
                                                  __________     __________
        Net cash used in financing activities     (1,100,016)      (150,000)
                                                  __________     __________
     Increase (decrease) in cash and
      cash equivalents                               (51,648)       596,578
     Cash and cash equivalents, beginning
      of period                                    3,877,912      2,055,814
                                                  __________     __________
     Cash and cash equivalents, end of period     $3,826,264     $2,652,392
                                                  ==========     ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 7 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2002 is as follows (unaudited):

          Minimum lease payments to be received        $2,907,000
          Unguaranteed residuals                        1,146,000
          Unearned rental income                         (170,000)
          Unearned residual income                        (44,000)
                                                       __________
                                                       $3,839,000
                                                       ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 21 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles gener-ally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of March 31, 2002 are as follows:

      Years Ending December 31          Direct Financing      Operating
      ________________________          ________________      _________

                2002                       $1,981,000          $144,000
                2003                          736,000           129,000
                2004                          190,000              -
                                           __________          ________
                                           $2,907,000          $273,000
                                           ==========          ========


2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (continued)

    lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2002 and 2001 (unaudited):

                                               2002             2001
                                             ________         ________

          Management fee                      $26,295          $20,218
          Reimbursable costs                   44,914           38,407

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2002 and December 31, 2001 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid cash distributions of $50,000, $50,000 and $500,000 subsequent to March 31, 2002 for the months ended January 31, February 28 and March 31, 2002 to all admitted partners as of January 31, February 28 and March 31, 2002.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $203,164 and $233,514 for the three months ended March 31, 2002 and 2001, respec-tively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 73% and 77% of total revenues for the first quarter of 2002 and 2001, respectively. The decrease in total revenues was primarily attributable to the decrease in earned income on direct financing leases. Earned income on direct financing leases decreased by approximately $64,000 in 2002 because of the monthly amortization of unearned income using the interest method. Additionally, the early termina-tion of certain direct financing leases in the last six months of 2001 and the first quarter of 2002 also accounted for the decrease in earned income on direct financing leases during the quarter ended March 31, 2002. The decrease in net gain on sale of equipment also accounted for the overall decrease in revenues during the first quarter of 2002. The Fund recorded a net gain on sale of equipment of $14,854 for the first quarter of 2002 compared to a net gain on sale of equipment of $31,585 for the first quarter of 2001. The over-all decrease in revenues in 2002 was mitigated by the increase in rental in-come during the first quarter of 2002. Rental income increased by approxi-mately $33,000 in 2002 because of equipment purchased under an operating lease during the last quarter of 2001. Furthermore, other income increased in 2002 because of the increase in late fees collected on delinquent rents paid. The increase in this account also reduced the decrease in total reve-nues during the first quarter of 2002.

    Expenses were $157,075 and $100,891 during the three months ended March 31, 2002 and 2001, respectively. Depreciation expense comprised 31% and 18% of total expenses during the first quarter of 2002 and 2001, respectively. The increase in expenses was primarily related to the in-crease in depreciation expense due to the purchase of equipment under an operating lease made in December 2001. Additionally, the increase in general and administrative expense contributed to the overall increase in expenses in 2002. This account increased as a result of an increase in various expenses incurred to operate the Fund on a daily basis.

    For the three months ended March 31, 2002 and 2001, the Fund had net income of $46,089 and $132,623, respectively. The net income per equivalent limited partnership unit, after income allocated to the General Partner was $1.48 and $4.53 based on a weighted average number of equivalent limited partnership units outstanding of 26,975 and 28,922 for the three months ended March 31, 2002 and 2001, respectively.

    The Fund generated $79,147 and $119,473 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2002 and 2001, respectively. There were no cash distribu-tions paid to partners during the first quarter of 2002 and 2001 for the three months ended March 31, 2002 and 2001. However, the General Partner declared and paid cash distributions of $50,000, $50,000 and $1,000,000 during the first quarter of 2002 for the months ended October 31, November 30 and December 31, 2001, respectively. Subsequent to March 31, 2002, the General

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Partner declared and paid two cash distributions of $50,000 each and one cash distribution of $500,000 to partners totaling $600,000 for the first quarter of 2002. Subsequent to March 31, 2001, the General Partner declared and paid three cash distributions of $50,000 each to partners for the first quarter of 2001 totaling $150,000 for the quarter. The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2002 and 2001 that exceeded the amount of cash avail-able from operations for these periods. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods and for lease terms consistent with the plan of dissolution.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 2002

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             and President of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             Vice President and Director of
                             LEAF Financial Corporation



            5-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President and Treasurer of
                             LEAF Financial Corporation
                             (Principal Financial Officer)