Form 10-Q
period 2002-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 2002-08-13
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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
                                     ASSETS

                                           (Unaudited)             (Audited)
                                             June 30,             December 31,
                                               2002                   2001
                                          ____________            ____________

Cash and cash equivalents                  $5,445,092              $3,877,912

Accounts receivable                           180,368                 254,207

Due from related parties                        1,108                  83,631

Net investment in direct financing leases   1,878,199               4,935,434

Equipment under operating leases
 (net of accumulated depreciation
 of $145,604 and $286,489,
 respectively)                                339,690                 450,623

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $7,933,099              $9,690,449
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $    1,443              $   64,745

     Accounts payable and
      accrued expenses                         34,420                  38,433

     Due to related parties                    14,474                  23,591

                                           __________              __________

       Total liabilities                       50,337                 126,769

Partners' capital                           7,882,762               9,563,680
                                           __________              __________
       Total liabilities and
        partners' capital                  $7,933,099              $9,690,449
                                           ==========              ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                 2002        2001         2002         2001
                                 ____        ____         ____         ____

Income:
     Earned income on direct
      financing leases         $110,931   $148,779      $201,154     $303,048
     Rentals                     47,941     27,377       106,432       52,881
     Interest                    32,132     25,109        57,945       45,624
     Gain on sale of equipment,
      net                          -           110        14,854       31,695
     Other                        2,679      2,166        16,462        3,806
                               ________   ________      ________     ________

                                193,683    203,541       396,847      437,054
                               ________   ________      ________     ________

Expenses:
     Depreciation                42,875     18,435        90,787       36,870
     General and administrative  44,382     34,429        82,336       58,262
     General and administrative
      to related party           38,366     36,722        83,280       75,129
     Management fee to
      related party              45,051     21,181        71,346       41,399
                               ________   ________      ________     ________

                                170,674    110,767       327,749      211,660
                               ________   ________      ________     ________

Net income                     $ 23,009   $ 92,774      $ 69,098     $225,394
                               ========   ========      ========     ========

Net income per equivalent
  limited partnership unit     $   0.47   $   3.17      $   1.99     $   7.70
                               ========   ========      ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              25,510     28,810        26,242       28,866
                               ========   ========      ========     ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2002
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2002       $(23,422)   64,773   $9,587,102    $9,563,680

Cash distributions              (17,500)     -      (1,732,516)   (1,750,016)

Net income                       17,000      -          52,098        69,098
                               ________    ______   __________    __________

Balance, June 30, 2002         $(23,922)   64,773   $7,906,684    $7,882,762
                               ========    ======   ==========    ==========































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2002 and 2001
                                  (Unaudited)
                                                      2002          2001
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $   69,098    $  225,394
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     90,787        36,870
     Write-down of equipment to net
      realizable value                                  -             -
     Gain on sale of equipment, net                  (14,854)      (31,695)
     (Increase) decrease in accounts receivable       73,839        38,756
     (Increase) decrease in due from related
      parties                                         82,523       (60,937)
     Increase (decrease) in lease rents paid
      in advance                                     (63,302)       39,563
     Increase (decrease) in accounts payable
      and accrued expenses                            (4,013)      (28,465)
     Increase (decrease) in due to related
      parties                                         (9,117)      (16,507)
     Increase (decrease) in security deposits           -          (67,825)
                                                  __________    __________
                                                     155,863       (90,240)
                                                  __________    __________
        Net cash provided by operating activities    224,961       135,154
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases              -         (652,894)
     Proceeds from sale of equipment                  35,000        31,695
     Proceeds from direct financing leases,
      net of earned income                         3,057,235     1,633,098
                                                  __________    __________
        Net cash provided by investing activities  3,092,235     1,011,899
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (1,750,016)     (300,000)
                                                  __________    __________
        Net cash used in financing activities     (1,750,016)     (300,000)
                                                  __________    __________
     Increase in cash and cash equivalents         1,567,180       847,053
     Cash and cash equivalents, beginning
       of period                                   3,877,912     2,055,814
                                                  __________    __________
     Cash and cash equivalents, end of period     $5,445,092    $2,902,867
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2002
                                 (Unaudited)

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

    The net investment in direct financing leases as of June 30, 2002 is as follows (unaudited):

       Minimum lease payments to be received             $  774,000
       Unguaranteed residuals                             1,146,000
       Unearned rental income                               (19,000)
       Unearned residual income                             (23,000)
                                                         __________
                                                         $1,878,000
                                                         ==========

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of June 30, 2002 are as follows:

      Years Ending December 31          Direct Financing      Operating
      ________________________          ________________      _________

                2002                         $662,000          $ 96,000
                2003                          112,000           129,000
                                             ________          ________
                                             $774,000          $225,000
                                             ========          ========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2002 and 2001 (unaudited):

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               2002         2001       2002        2001
                               ____         ____       ____        ____

    Management fee           $45,051      $21,181    $71,346     $41,399
    Reimbursable costs        38,366       36,722     83,280      75,129

                     FIDELITY LEASING INCOME FUND VII, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)

2.  REATED PARTY TRANSACTIONS (Continued)


    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $50,000 in June 2002 for the month ended April 30, 2002 to all admitted partners as of April 30, 2002. Additionally, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 subsequent to June 30, 2002 for the months ended May 31 and June 30, 2002, respectively, to all ad-mitted partners as of May 31 and June 30, 2002.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $193,683 and $203,541 for the three months ended June 30, 2002 and 2001, respectively, and $396,847 and $437,054 for the six months ended June 30, 2002 and 2001 respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 82% and 87% of total revenues for the second quarter of 2002 and 2001, respectively and 78% and 81% of total revenues for the first six months of 2002 and 2001, respectively.
The decrease in revenues was primarily attributable to a decrease in earned income on direct financing leases. Earned income on direct financing leases decreased by approximately $102,000 in 2002 because of the monthly amortiza-tion of unearned income using the interest method. Additionally, the early termination of certain direct financing leases in the last six months of 2001 and the first six months of 2002 also accounted for the decrease in earned income on direct financing leases during the six months ended June 30, 2002. Additionally, the Fund recognized approximately $14,854 of net gain on sale of equipment during the first six months of 2002 compared to $31,695 during the first six months of 2001. The decrease in this account also contributed to the overall decrease in total revenues in 2002. The overall decrease in revenues was mitigated by the increase in rental income. Rental income in-creased by approximately $54,000 because of equipment under operating leases purchased in the last quarter of 2001. Additionally, other income increased from $3,806 for the six months ended June 30, 2001 to $16,462 for the six months ended June 30, 2002 which also served to lower the overall decrease in revenues in 2002. The increase in this account was a result of late fees collected on delinquent rentals paid during the first six months of 2002. Furthermore, the increase in interest income reduced the amount of the de-crease in total revenues during the first six months of 2002. Interest income increased because of larger cash balances available for investment by the Fund in 2002 compared to 2001.

    Expenses were $170,674 and $110,767 for the three months ended June 30, 2002 and 2001, respectively, and $327,749 and $211,660 for the six months ended June 30, 2002 and 2001, respectively. Depreciation expense comprised 25% and 17% of total expenses during the quarter ended June 30, 2002 and 2001, respectively and 28% and 17% of total expenses during the six months ended June 30, 2002 and 2001, respectively. The increase in expenses was primarily related to the increase in depreciation expense resulting from equipment purchased in the last quarter of 2001. Additionally the increase in general and administrative expense contributed to the overall increase in expenses in 2002. General and administrative expense increased because of the increase in the various costs incurred to operate the Fund on a daily basis. Furthermore, management fee to related party increased during the six months ended June 30, 2002 compared to June 30, 2001. This account increased in 2002 because of rentals collected on the early termination of two direct financing leases during the second quarter of 2002. Management fee to related party is calculated as a percentage of rental receipts. The increase in this account also accounted for the increase in total expenses in 2002.

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $23,009 and $92,774 for the three months ended June 30, 2002 and 2001, respectively, and $69,098 and $225,394 for the six months ended June 30, 2002 and 2001, respectively. The income per equivalent limited partnership unit was $0.47 and $3.17 based on a weighted average number of equivalent limited partnership units outstanding of 25,510 and 28,810 for the three months ended June 30, 2002 and 2001, respectively. The income per equivalent limited partnership unit, after income allocated to the General Partner, was $1.99 and $7.70 based on a weighted average number of equivalent limited partnership units outstanding of 26,242 and 28,866 for the six months ended June 30, 2002 and 2001, respectively.

    The Fund generated $65,884 and $111,099 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2002 and 2001, respectively. The General Partner declared and paid one cash distribution of $50,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 for the months ended May 31 and June 30, 2002, respectively. Subsequent to June 30, 2001, the General Partner declared and paid three cash distributions of $50,000 each for a total of $150,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Fund generated $145,031 and $230,569 of cash from operations, for the purpose of determining cash avail-able for distribution. The General Partner declared cash distributions totaling $1,700,016 and $300,0000 for the six months ended June 30, 2002 and 2001, respectively. The General Partner declared and paid three cash distributions of $50,000 each and one cash distribution of $500,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Part-ner declared and paid one cash distribution of $50,000 and one cash distri-bution of $1,000,000 for the first six months of 2002. In addition, the Fund paid three cash distributions totaling $1,100,016 during the first six months of 2002 for the months of October, November and December 2001. For the six months ended June 30, 2001, the General Partner declared and paid three cash distributions of $50,000 each during the first six months of 2001 and three cash distributions of $50,000 each subsequent to June 30, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods and for lease terms consistent with the plan of dissolution. There were no invest-

                     FIDELITY LEASING INCOME FUND VII, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

ments made in direct financing leases for the six months ended June 30, 2002. The Fund invested $652,894 in direct financing leases during the six months ended June 30, 2001.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 2002


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibits:

              Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer
      August 13, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer
      August 13, 2002

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-13-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-13-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            8-13-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            8-13-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)