Form 10-Q
period 2002-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 2002-11-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2002                    2001
                                         _____________            ____________


Cash and cash equivalents                  $5,365,962              $3,877,912

Accounts receivable                           116,827                 254,207

Due from related parties                       63,426                  83,631

Net investment in direct financing leases   1,001,542               4,935,434

Equipment under operating leases
 (net of accumulated depreciation
 of $188,479 and $286,489,
 respectively)                                296,815                 450,623

Equipment held for sale or lease               88,642                  88,642
                                           __________              __________

       Total assets                        $6,933,214              $9,690,449
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   70,665              $   64,745

     Accounts payable and
      accrued expenses                         39,875                  38,433

     Due to related parties                    58,339                  23,591

                                           __________              __________

       Total liabilities                      168,879                 126,769

Partners' capital                           6,764,335               9,563,680
                                           __________              __________
       Total liabilities and
        partners' capital                  $6,933,214              $9,690,449
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                   2002       2001         2002         2001
                                   ____       ____         ____         ____
Income:
     Earned income on direct
      financing leases           $ 24,206   $129,528      $225,360    $432,576
     Rentals                       47,940     23,139       154,372      76,020
     Interest                      37,208     32,006        95,153      77,630
     Gain on sale of equipment,
      net                            -          -           14,854      31,695
     Other                          1,725      7,725        18,187      11,531
                                 ________   ________      ________    ________

                                  111,079    192,398       507,926     629,452
                                 ________   ________      ________    ________

Expenses:
     Depreciation                  42,875     18,435       133,662      55,305
     General and administrative    32,870     33,668       115,206      91,930
     General and administrative
      to related party             43,868     44,971       127,148     120,100
     Management fee to
      related party                 9,893     21,600        81,239      62,999
                                 ________   ________      ________    ________

                                  129,506    118,674       457,255     330,334
                                 ________   ________      ________    ________

Net income (loss)                $(18,427)  $ 73,724      $ 50,671    $299,118
                                 ========   ========      ========    ========

Net income (loss) per equivalent
  limited partnership unit       $  (1.25)  $   2.53      $    .89    $  10.24
                                 ========   ========      ========    ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                23,565     28,574        25,350      28,769
                                 ========   ========      ========    ========




     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2002

                                  (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____


Balance, January 1, 2002       $(23,422)   64,773   $9,587,102    $9,563,680

Cash distributions              (28,500)     -      (2,821,516)   (2,850,016)

Net income                       28,000      -          22,671        50,671
                               ________    ______   __________    __________

Balance, September 30, 2002    $(23,922)   64,773   $6,788,257    $6,764,335
                               ========    ======   ==========    ==========



















     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2002 and 2001

                                   (Unaudited)
                                                     2002            2001
                                                     ____            ____
Cash flows from operating activities:
     Net income                                  $   50,671      $  299,118
                                                 __________      __________

     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                   133,662          55,305
     Gain on sale of equipment, net                 (14,854)        (31,695)
     (Increase) decrease in accounts receivable     137,380          39,108
     (Increase) decrease in due from related
      parties                                        20,205          (1,502)
     Increase (decrease) in lease rents paid
      in advance                                      5,920          (3,531)
     Increase (decrease) in accounts payable
      and accrued expenses                            1,442         (26,549)
     Increase (decrease) in due to related
      parties                                        34,748         (14,808)
     Increase (decrease) in security deposits          -            (67,825)
                                                 __________      __________
                                                    318,503         (51,497)
                                                 __________      __________
     Net cash provided by operating activities      369,174         247,621
                                                 __________      __________
Cash flows from investing activities:
     Investment in direct financing leases             -           (652,894)
     Proceeds from sale of equipment                 35,000          31,695
     Proceeds from direct financing leases, net
      of earned income                            3,933,892       2,521,637
                                                 __________      __________
     Net cash provided by investing activities    3,968,892       1,900,438
                                                 __________      __________
Cash flows from financing activities:
     Distributions                               (2,850,016)       (500,000)
                                                 __________      __________
     Net cash used in financing activities       (2,850,016)       (500,000)
                                                 __________      __________
     Increase in cash and cash equivalents        1,488,050       1,648,059
     Cash and cash equivalents, beginning
      of period                                   3,877,912       2,055,814
                                                 __________      __________
     Cash and cash equivalents, end of period    $5,365,962      $3,703,873
                                                 ==========      ==========


     The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2002

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

    The approximate net investment in direct financing leases as of September 30, 2002 is as follows (unaudited):

          Net minimum lease payments to be received      $  400,000
          Unguaranteed residuals                            620,000
          Unearned rental income                             (7,000)
          Unearned residual income                          (11,000)
                                                         __________

                                                         $1,002,000
                                                         ==========

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

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of September 30, 2002 are as follows (unaudited):
                                               Direct
         Years Ending December 31             Financing           Operating
         ________________________             _________           _________

                   2002                        $291,000            $ 48,000
                   2003                         109,000             129,000
                                               ________            ________
                                               $400,000            $177,000
                                               ========            ========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2002 and 2001 (unaudited):

                     FIDELITY LEASING INCOME FUND VII, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  2002        2001         2002        2001
                                  ____        ____         ____        ____

          Management fee        $ 9,893     $21,600      $ 81,239   $ 62,999
          Reimbursable costs     43,868      44,971       127,148    120,100

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid one cash distribution of $50,000 in September 2002 for the month ended July 31, 2002 to all admitted partners as of July 31, 2002. The General Partner declared and paid cash distributions of $50,000 and $1,000,000 subsequent to September 30, 2002 for the months ended August 31 and September 30, 2002 to all admitted partners as of August 31 and September 30, 2002.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $111,079 and $192,398 for the three months ended September 30, 2002 and 2001, respec-tively, and $507,926 and $629,452 for the nine months ended September 30, 2002 and 2001, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 65% and 79% of total revenues for the third quarter of 2002 and 2001, respectively and 75% and 81% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenues was primarily due to the decrease in earned income on direct financing leases during the nine months ended September 30, 2002. Earned income on direct financing leases was $225,360 for the nine months ended September 30, 2002 compared to $432,576 for the same period in 2001.
The decrease in this account was caused by the monthly amortization of un-earned income using the interest method. Additionally, the early termination of certain direct financing leases during the last quarter of 2001 and the first nine months of 2002 accounted for the decrease in earned income on direct financing leases during the nine months ended September 30, 2002.
The Fund also recorded a net gain on sale of equipment of $14,854 for the nine months ended September 30, 2002 compared to $31,695 for the same period in 2001. The decrease in this account also contributed to the overall de-crease in revenues in 2002. However, the increase in rental income of approximately $78,000 served to mitigate the overall decrease in revenues for the nine months ended September 30, 2002. Rental income increased during 2002 by approximately $131,000 because of equipment that was purchased since the third quarter of 2001. This increase was reduced by $53,000 because of equipment under operating leases that terminated and was sold during 2001 and 2002. The increase in interest income also reduced the overall decrease in revenues during the nine months ended September 30, 2002. The increase in this account resulted from higher cash balances available for investment by the Fund during the nine months ended September 30, 2002 compared to the same period in 2001. Furthermore, the increase in other income served to mitigate the overall decrease in total revenues in 2002. Other income increased approximately $7,000 during the first nine months of 2002 compared to the first nine months of 2001 because of an increase in late fees collected on delinquent rentals received by the Fund in 2002 and an increase in transfer fees recognized on investor account transfers made in 2002.

    Expenses were $129,506 and $118,674 for the three months ended Septem-ber 30, 2002 and 2001, respectively, and $457,255 and $330,334 for the nine months ended September 30, 2002 and 2001, respectively. Depreciation expense comprised 33% and 16% of total expenses for the third quarter of 2002 and 2001, respectively and 29% and 17% of total expenses for the nine months ended September 30, 2002 and 2001, respectively. The increase in expenses in 2002 is primarily related to the increase in depreciation expense because of equipment that was purchased since the third quarter of 2001. Additionally, the increase in general and administrative expense and general and adminis-trative expense to related party contributed to the overall increase in expenses in 2002. General and administrative expense increased because of the increase in the various costs incurred to operate the Fund on a daily

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

basis. General and administrative expense to related party increased from 2001 to 2002 because of the increase in expenses incurred by the General Partner to manage the Fund. Furthermore, management fee to related party increased during the nine months ended September 30, 2002 compared to September 30, 2001 which also accounted for the increase in total expenses in 2002. This account increased in 2002 because of rentals received from the early termination of certain direct financing leases during the first nine months of 2002 as well as the increase in rentals resulting from equipment purchased in the last quarter of 2001. Management fee to related party is calculated as a percentage of rental receipts on both operating and direct financing leases.

    The Fund's net income (loss) was ($18,427) and $73,724 for the three months ended September 30, 2002 and 2001, respectively, and $50,671 and $299,118 for the nine months ended September 30, 2002 and 2001, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $(1.25) and $2.53 based on a weighted average number of equivalent limited partnership units outstanding of 23,565 and 28,574 for the three months ended September 30, 2002 and 2001, respect-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.89 and $10.24 based on a weighted average number of equivalent limited partnership units outstanding of 25,350 and 28,769 for the nine months ended September 30, 2002 and 2001, respectively.

    The Fund generated $24,448 and $92,159 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended September 30, 2002 and 2001, respectively. The General Partner declared and paid one cash distribution of $50,000 in September 2002 for the month ended July 31, 2002. Subsequent to September 30, 2002, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 for the months ended August 31 and September 30, 2002. The General Partner declared and paid one cash distribution of $50,000 in September 2001 and two cash distributions of $50,000 each subsequent to September 30, 2001 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the Fund generated $169,479 and $322,728 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $2,800,000 and $450,000 for the nine months ended September 30, 2002 and 2001, respectively. The Fund paid seven cash distributions totaling $1,750,000 during the first nine months of 2002 and cash distributions of $50,000 and $1,000,000 subsequent to September 30, 2002 for the nine months ended September 30, 2002. In addition, the Fund paid cash distributions totaling $1,100,016 during the first nine months of 2002 for the months of October, November and December 2001. The Fund paid seven cash distributions of $50,000 each during the first nine months of 2001 and two cash distributions of $50,000 each subsequent to September 30, 2001 for the nine months ended September 30, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. There were no investments in direct financing leases made during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Fund invested $652,894 in direct financing leases.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Fund's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant defi-ciencies and material weaknesses.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VII, L.P.

                                 September 30, 2002

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

               FIDELITY LEASING INCOME FUND VII, L.P.




           11-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



           11-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



           11-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



           11-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VII, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VII, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2002