Form 10-K
period 2002-12-31
FIDELITY LEASING INCOME FUND VII L P
filed 2003-03-31
CIK 858661

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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

The number of outstanding limited partnership units of the Registrant at December 31, 2002 is 64,773.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2002, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.


Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment acquired and leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      PCB Assembly Equipment                     $485,295           100.00%
                                                 ________           ______
      Totals                                     $485,295           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment

      Disk Storage Systems                       $701,780            86.66%
      Personal Computers                           60,025             7.41
      Other                                        48,021             5.93
                                                 ________           ______
      Totals                                     $809,826           100.00%
                                                 ========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equip-ment leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Business                        of Equipment      Total Equipment

      Retailing/Consumer Goods                   $395,493            81.50%
      Manufacturing/Refining                       89,802            18.50
                                                 ________           ______
      Totals                                     $485,295           100.00%
                                                 ========           ======

Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment

      Computers/Data Processing                  $652,894            80.62%
      Retailing/Consumer Goods                     65,807             8.13
      Education                                    34,736             4.29
      Manufacturing/Refining                       33,468             4.13
      Diversified Financial/Banking                14,150             1.75
      Professional Services                         8,771             1.08
                                                 ________           ______
      Totals                                     $809,826           100.00%
                                                 ========           ======

Average Initial Term of Leases (in months):  40


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

     (b) Number of Equity Security Holders:

                                                    Number of Partners
              Title of Class                     as of December 31, 2002

              Limited Partnership Interests               2,335
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              2002         2001         2000         1999         1998
Total Income              $  604,966   $  812,406   $1,814,779   $2,293,932   $4,416,369
Net Income (Loss)            (32,195)     350,472      639,275      279,122     (185,085)
Distributions to Partners  3,950,000      600,000      600,000      600,000       80,000
Net Income (Loss)
 per Equivalent Limited
 Partnership Unit              (1.31)       11.68        21.91         9.45        (6.14)
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     24,334       28,684       28,884       28,917       29,856

                                                December 31,
                              2002         2001         2000         1999         1998
Total Assets              $5,711,026   $9,690,449   $9,985,958  $10,028,870  $10,394,528
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)         541,246      539,265      236,345    1,357,657    2,957,392
Net Investment in
 Direct Financing Leases     159,115    4,935,434    7,456,639    6,543,062    4,335,444
Limited Partnership
 Units                        64,773       64,773       64,773       64,773       64,833
Limited Partners               2,335        2,326        2,317        2,316        2,314

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VII, L.P. had revenues of $604,966,
$812,406 and $1,814,779 for the years ended December 31, 2002, 2001 and 2000, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 73%, 81% and 87% of total revenues in 2002, 2001 and 2000, respectively. The decrease in revenues in 2002 and 2001 was attributable to the decrease in earned income on direct financing leases. The decrease in this account during these years resulted from the normal amortization of unearned income using the interest method. Additionally, during 2002, this account decreased because of the termination of certain direct financing leases. The increase in rental income in 2002 and the decrease in rental income in 2001 also affected the decrease in total re-venues during these years. In 2002, rental income increased by approximately $160,000 because of equipment purchased in December 2001 for which a full year of rents was earned in 2002 and only a partial year was earned in 2001. This increase was reduced by a $68,000 decrease in rentals resulting from equipment under operating leases that terminated and was sold during 2002 and 2001. The decrease in total revenues in 2001 was primarily attributable to the decrease in rental income of approximately $916,000. This account decreased in 2001 because of equipment under operating leases that terminated and was sold.
The Fund recorded a net gain on sale of equipment of $14,854, $31,696 and $90,945 in 2002, 2001 and 2000, respectively. The decrease in this account also contributed to the decrease in total revenues in 2002 and 2001. However, the increase in interest income during the years ended December 31, 2002 and 2001 reduced the amount of the decrease in total revenues during these years. Interest income increased as a result of higher cash balances available for investment by the Fund during these years. Furthermore, the fluctuation in other income impacted the amount of the overall decrease in revenues during the twelve months ended December 31, 2002 and 2001. Other income increased in 2002 because of the net effect of the $13,000 increase in late charges collected on delinquent rentals received and the $10,000 decrease in transfer fees recognized on investor account transfers in 2002. Other income decreased in 2001 because of the decrease of $28,000 in late charges collected on delinquent rentals received and the decrease of $8,000 in transfer fees recorded for investor account transfers in 2001.

    Expenses were $637,161, $461,934 and $1,175,504 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. Depreciation expense comprised 28%, 20% and 67% of total expenses in 2002, 2001 and 2000, respect-tively. The increase in expenses in 2002 and the decrease in expenses in 2001 was primarily related to the change in depreciation expense. Depreciation expense increased in 2002 due to equipment purchased in late 2001 for which one month of depreciation was taken in 2001 and a full year of depreciation was taken in 2002. The decrease in depreciation expense in 2001 was caused by equipment that came off lease or terminated and was sold in 2001. There was no write down of equipment to net realizable value for the years ended December 31, 2002 and 2001. In 2000, approximately $6,000 was charged to write-down of equipment to net realizable value. The decrease in this account contributed to the decrease in total expenses in 2001. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and infor-mation provided in third party publications. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. The increase in general and administrative expense contributed to the overall increase in expenses in 2002 and reduced the overall decrease in expenses in 2001. This account increased because of the increase in various expenses incurred to operate the Fund on a daily basis. Additionally, the increase in general and administrative expense to related party in 2002 also contributed to the overall increase in expenses in 2002. The increase in this account resulted from an increase in the expenses charged by the General Partner or its parent company for services and materials provided to the Fund during the year ended December 31, 2002. Furthermore, management fee to related party increased in 2002 and decreased in 2001 as a result of the change in rental income recognized on equipment under operating leases. The variation in this account during the twelve months ended December 31, 2002 and 2001 contributed to the increase in total expenses in 2002 and to the decrease in total expenses in 2001.

     The Fund's net income (loss) was ($32,195), $350,472 and $639,275 for the years ended December 31, 2002, 2001 and 2000, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($1.31), $11.68 and $21.91 based on a weighted average number of equivalent limited partnership units outstanding of 24,334, 28,684 and 28,884 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Fund generated cash from operations of $129,488, $411,349 and $1,343,483 for the purpose of determining cash available for distribution during the years ended December 31, 2002, 2001 and 2000, respectively. The Fund distributed $2,850,000, $450,000 and $450,000 to partners during each of the periods from April 1 through December 31, 2002, 2001 and 2000, respect-tively. The Fund distributed $1,050,000, $1,100,016 and $150,000 to partners during the first quarter of 2003, 2002 and 2001, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. During the years ended December 31, 2002 and 2001, the Fund purchased $198,663 and $395,493, respectively, of equipment subject to leases. There was no equipment purchased in 2000. Addi-tionally, the Fund invested $48,021, $911,086 and $3,369,964 in equipment under direct financing leases during the twelve months ended December 31, 2002, 2001 and 2000, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Analysis of Financial Condition

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 50, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     CARLOS C. CAMPBELL, age 65, Director of LEAF since May 2002. President of C.C. Campbell and Company (a management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly traded diversified holding company) since 1998.

     EDWARD E. COHEN, age 64, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc.
     (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 32, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 43, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 47, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 55, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     MARIANNE T. SCHUSTER, age 44, Vice President of Accounting of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2002:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner       $89,494(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        5,675.81 (1)

           Odd Lot Liquidity Fund, LLC        5,675.81 (2)

           Sierra Fund 4, LLC                 5,675.81 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 3,031.25 units and 2,644.56 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 3,031.25 units and beneficial ownership of 2,644.56 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 2,644.56 units and beneficial ownership of 3,301.25 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002, the Fund was charged $89,494 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments due during the initial term of the leases are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% cumulative compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2002, the General Partner received $39,500 of cash distributions.

     The Fund incurred $180,434 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2002.

Item 14.  CONTROLS AND PROCEDURES

     The Fund's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Fund's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect internal con-trols, including any corrective actions with regard to significant deficien-cies and material weaknesses.

                                    PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Numbers             Description             Page Number

                   3(a) & (4)      Amended and Restated Agreement        *
                                       of Limited Partnership

                       (9)                 not applicable

                       (10)                not applicable

                       (11)                not applicable

                       (12)                not applicable

                       (13)                not applicable

                       (18)                not applicable

                       (19)                not applicable

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (28)                not applicable

                       99.1              Certification pursuant to 18    18
                                         U.S.C., Section 1350, as
                                         adopted pursuant to Section
                                         906 of the Sarbanes-Oxley Act
                                         of 2002

                       99.2              Certification pursuant to 18    19
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

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman

Dated March 31, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-31-03
Crit S. DeMent                 of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President and Director of                 3-31-03
Miles Herman                   LEAF Financial Corporation



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-31-03
Jonathan Z. Cohen



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-31-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President of Accounting of           3-31-03
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VII, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VII, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VII,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 31, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VII,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      March 31, 2003

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2002 and 2001             F-3

          Statements of Operations for the years ended
           December 31, 2002, 2001 and 2000                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2002, 2001 and 2000                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                           F-6

          Notes to Financial Statements                            F-7 - F-13


























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VII, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2002 and 2001, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VII, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 7, 2003

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      BALANCE SHEETS

                                               ASSETS
                                                            December 31,

                                                      2002                2001
       Cash and cash equivalents                   $4,979,885          $3,877,912

       Accounts receivable                              1,530             254,207

       Due from related parties                        29,250              83,631

       Net investment in direct financing
        leases                                        159,115           4,935,434

       Equipment under operating leases
        (net of accumulated depreciation
        of $231,355 and $286,489,
        respectively)                                 253,940             450,623

       Equipment held for sale or lease               287,306              88,642
                                                   __________          __________

               Total assets                        $5,711,026          $9,690,449
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $    5,749          $   64,745

             Accounts payable and
              accrued expenses                         64,276              38,433

             Due to related parties                    59,532              23,591

                                                   __________          __________

                Total liabilities                     129,557             126,769

       Partners' capital                            5,581,469           9,563,680
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $5,711,026          $9,690,449
                                                   ==========          ==========



The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                      STATEMENTS OF OPERATIONS

                                                  For the years ended December 31,

                                                 2002           2001           2000

Income:
  Earned income on direct
   financing leases                            $241,895       $546,365     $  560,405
  Rentals                                       202,313        110,711      1,027,197
  Interest                                      127,172        107,671         83,727
  Gain on sale of equipment, net                 14,854         31,696         90,945
  Other                                          18,732         15,963         52,505
                                               ________       ________     __________
                                                604,966        812,406      1,814,779
                                               ________       ________     __________

Expenses:
  Depreciation                                  176,537         92,573        788,886
  Write-down of equipment to
   net realizable value                            -              -             6,267
  General and administrative                    190,696        115,362        100,429
  General and administrative to
   related party                                180,434        168,720        171,465
  Management fee to related party                89,494         85,279        108,457
                                               ________       ________     __________
                                                637,161        461,934      1,175,504
                                               ________       ________     __________

Net income (loss)                              $(32,195)      $350,472     $  639,275
                                               ========       ========     ==========

Net income  (loss) per equivalent
 Limited partnership unit                      $  (1.31)      $  11.68     $    21.91
                                               ========       ========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               24,334         28,684         28,884
                                               ========       ========     ==========









The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VII, L.P.

                                  STATEMENT OF PARTNERS' CAPITAL

                        For the years ended December 31, 2002, 2001 and 2000

                                        General       Limited Partners
                                        Partner      Units        Amount          Total
                                       ________      ___________________          _____

Balance, January 1, 2000               $(33,315)     64,773    $9,807,248      $9,773,933

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                                6,393        -          632,882         639,275
                                       ________      ______    __________       _________

Balance, December 31, 2000              (32,922)     64,773     9,846,130       9,813,208

Cash distributions                       (6,000)       -         (594,000)       (600,000)

Net income                               15,500        -          334,972         350,472
                                       ________      ______    __________      __________

Balance, December 31, 2001              (23,422)     64,773     9,587,102       9,563,680

Cash distributions                      (39,500)       -       (3,910,516)     (3,950,016)

Net loss                                   (322)       -          (31,873)        (32,195)
                                        ________     ______    __________      __________

Balance, December 31, 2002              $(63,244)    64,773    $5,644,713      $5,581,469
                                        ========     ======    ==========      ==========










The accompanying notes are an integral part of this financial statement.

                            FIDELITY LEASING INCOME FUND VII, L.P.

                                        STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2002          2001          2000
Cash flows from operating activities:
  Net income (loss)                            $  (32,195)   $  350,472    $  639,275
                                               __________    __________    __________
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation                                    176,537        92,573       788,886
  Write-down of equipment to net
   realizable value                                  -             -            6,267
  Gain on sale of equipment, net                  (14,855)      (31,696)      (90,945)
  (Increase) decrease in accounts receivable      252,677       (19,672)       38,957
  (Increase) decrease in due from related
   parties                                         54,381       (81,006)       82,294
  Increase (decrease) in lease rents paid in
   advance                                        (58,996)       50,815      (108,401)
  Increase (decrease) in accounts payable
   and accrued expenses                            25,843       (29,209)       18,272
  Increase (decrease) in due to related parties    35,941           238         7,942
  Increase (decrease) in security deposits           -          (67,825)         -
                                               __________    __________    __________
                                                  471,528       (85,782)      743,272
                                               __________    __________    __________
  Net cash used in operating activities           439,333       264,690     1,382,547
                                               __________    __________    __________
Cash flows from investing activities:
  Acquisition of equipment                       (198,663)     (395,493)         -
  Investment in direct financing leases           (48,021)     (911,086)   (3,369,964)
  Proceeds from direct financing leases,
   net of earned income                         4,824,342     3,432,291     2,516,412
  Proceeds from sale of equipment                  35,000        31,696       357,079
                                               __________    __________    __________
  Net cash provided by (used in)
   investing activities                         4,612,658     2,157,408      (496,473)
                                               __________    __________    __________
Cash flows from financing activities:
  Distributions                                (3,950,018)     (600,000)     (600,000)
                                               __________    __________    __________
  Net cash used in financing activities        (3,950,018)     (600,000)     (600,000)
                                               __________    __________    __________
Increase in cash and cash equivalents           1,101,973     1,822,098       286,074

Cash and cash equivalents, beginning of year    3,877,912     2,055,814     1,769,740
                                               __________    __________    __________
Cash and cash equivalents, end of year         $4,979,885    $3,877,912    $2,055,814
                                               ==========    ==========    ==========




The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VII, L.P.

                             NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VII, L.P. (the Fund) was formed in November 1989. The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equip-ment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

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

     Concentrations of credit risk with respect to accounts receivables are due to the limited dispersion of the Fund's lessees over different industries and geographies.

Impairment or Disposal of Long-Lived Assets

     The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment.

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded. The adoption of SFAS No. 144 did not have any material effect on the Fund's financial position, results of operations or cash flows.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

4.  EQUIPMENT LEASED (Continued)

     The approximate net investment in direct financing leases as of December 31, 2002 is as follows:

              Minimum lease payments to be received              $160,000
              Unguaranteed residuals                                8,000
              Unearned rental income                               (8,000)
              Unearned residual income                             (1,000)
                                                                 ________
                                                                 $159,000
                                                                 ========

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms ranging from 58 to 59 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, approximately $6,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                             Direct
                                           Financing          Operating

                    2003                    $129,000           $129,000
                    2004                      21,000               -
                    2005                      10,000               -
                                             _______           ________
                                            $160,000           $129,000
                                            ========           ========

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

                          FIDELITY LEASING INCOME FUND VII, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. The following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                        2002        2001         2000

        Management fee                $ 89,494    $ 85,279     $108,457
        Reimbursable costs             180,434     168,720      171,465

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2002 and 2001 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2002 and 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2002, one customer accounted for approximately 86% of the Fund's rental income. For the year ended
December 31, 2001, three customers accounted for approximately 57%, 16% and 13% of the Fund's rental income. For the year ended December 31, 2000, one customer accounted for approximately 48% of the Fund's rental income and two customers accounted for approximately 11% each of the Fund's rental income.

                      FIDELITY LEASING INCOME FUND VII, L.P.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2002           2001         2000
                      March                $1,100,016       $150,000     $150,000
                      June                    650,000        150,000      150,000
                      September             1,100,000        200,000      150,000
                      December              1,100,000        100,000      150,000
                                           __________       ________     ________
                                           $3,950,016       $600,000     $600,000
                                           ==========       ========     ========

     In addition, the General Partner declared and paid one cash distri-butions of $50,000 in January 2003 and one cash distribution of $1,000,000 in February 2003 for the months ended November 30 and December 31, 2002, respectively, to all admitted partners as of November 30 and December 31, 2002.

                      FIDELITY LEASING INCOME FUND VII, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2002 and 2001:


                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 16,535   $ 24,206   $110,931   $ 90,223
     Rentals                                     47,941     47,940     47,941     58,491
     Interest                                    32,019     37,208     32,132     25,813
     Gain on sale of equipment, net                -          -          -        14,854
     Other                                          545      1,725      2,679     13,783
                                               ________   ________   ________   ________

   Total income                                  97,040    111,079    193,683    203,164
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                42,875     42,875     42,875     47,912
     General and administrative                  75,490     32,870     44,382     37,954
     General and administrative to
      related party                              53,286     43,868     38,366     44,914
     Management fee to related party              8,255      9,893     45,051     26,295
                                               ________   ________   ________   ________

   Total expenses                               179,906    129,506    170,674    157,075
                                               ________   ________   ________   ________

   Net income (loss)                           $(82,866)  $(18,427)  $ 23,009   $ 46,089
                                               ========   ========   ========   ========

   Net income (loss) per equivalent
    limited partnership unit                   $  (2.01)  $  (1.25)  $   0.47   $   1.48
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