Form 10-Q
period 2003-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 2003-05-15
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                  $2,240,725              $4,979,885

Accounts receivable                            29,674                   1,530

Due from related parties                       30,148                  29,250

Net investment in direct financing leases   1,960,409                 159,115

Equipment under operating leases
 (net of accumulated depreciation
 of $274,230 and $231,355,
 respectively)                                211,065                 253,940

Equipment held for sale or lease              174,042                 287,306
                                           __________              __________

       Total assets                        $4,646,063              $5,711,026
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   12,243              $    5,749

     Accounts payable and
      accrued expenses                        116,743                  64,276

     Security deposits                         12,704                    -

     Due to related parties                    13,364                  59,532
                                           __________              __________

       Total liabilities                      155,054                 129,557

Partners' capital                           4,491,009               5,581,469
                                           __________              __________
       Total liabilities and
        partners' capital                  $4,646,063              $5,711,026
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002

                                  (Unaudited)

                                                   2003             2002
                                                 ________         ________

Income:
     Earned income on direct financing leases    $ 30,852         $ 90,223
     Rentals                                       52,111           58,491
     Interest                                      18,639           25,813
     Gain on sale of equipment, net                  -              14,854
     Other                                          2,203           13,783
                                                 ________         ________

                                                  103,805          203,164
                                                 ________         ________

Expenses:
     Depreciation                                  42,875           47,912
     General and administrative                    42,747           37,954
     General and administrative to related
      party                                        52,374           44,914
     Management fee to related party                6,269           26,295
                                                 ________         ________

                                                  144,265          157,075
                                                 ________         ________

Net (loss) income                               ($ 40,460)        $ 46,089
                                                 ========         ========

Net (loss) income per equivalent
  limited partnership unit                      ($   2.11)        $   1.48
                                                 ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period              18,960           26,975
                                                 ========         ========






The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2003

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2003       $(63,244)   64,773   $5,644,713    $5,581,469

Cash distributions              (10,500)     -      (1,039,500)   (1,050,000)

Net loss                           (405)     -         (40,055)      (40,460)
                               ________    ______   __________    __________

Balance, March 31, 2003        $(74,149)   64,773   $4,565,158    $4,491,009
                               ========    ======   ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)
                                                      2003          2002
                                                      ________      ________
Cash flows from operating activities:
     Net (loss) income                             $  (40,460)    $   46,089
                                                   __________     __________
     Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
     Depreciation                                      42,875         47,912
     Gain on sale of equipment, net                      -           (14,854)
     (Increase) decrease in accounts
       receivable                                     (28,144)       (22,963)
     (Increase) decrease in due from related
       parties                                           (898)       (70,713)
     Increase (decrease) in lease rents paid
       in advance                                       6,494        (64,745)
     Increase (decrease) in accounts payable
       and accrued expenses                            52,467          5,360
     Increase (decrease) in due to related
       parties                                        (46,168)        (8,736)
     Increase (decrease) in security deposits          12,704           -
                                                   __________     __________
                                                       39,330       (128,739)
                                                   __________     __________
     Net cash used in operating activities             (1,130)       (82,650)
                                                   __________     __________
Cash flows from investing activities:
     Acquisition of equipment, net                    (85,400)         -
     Proceeds from direct financing leases,
       net of earned income                           152,325      1,096,018
     Net investment in direct financing leases     (1,754,955)         -
     Proceeds from sale of equipment                     -            35,000
                                                   __________     __________
        Net cash (used in) provided by
          investing activities                     (1,688,030)     1,131,018
                                                   __________     __________
Cash flows from financing activities:
     Distributions                                 (1,050,000)    (1,100,016)
                                                   __________     __________
        Net cash used in financing activities      (1,050,000)    (1,100,016)
                                                   __________     __________
     Decrease in cash and cash equivalents         (2,739,160)       (51,648)
     Cash and cash equivalents, beginning
      of period                                     4,979,885      3,877,912
                                                   __________     __________
     Cash and cash equivalents, end of period      $2,240,725     $3,826,264
                                                   ==========     ==========
Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases   $  198,664     $    -
                                                   ==========     ==========
 The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
    Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2003
                                  (Unaudited)

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 30 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2003 is as follows (unaudited):

          Minimum lease payments to be received        $2,129,000
          Unguaranteed residuals                          274,000
          Unearned rental income                         (357,000)
          Unearned residual income                        (86,000)
                                                       __________
                                                       $1,960,000
                                                       ==========

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

2.  EQUIPMENT LEASED (continued)

    competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles gener-ally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the three months ended March 31, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of March 31, 2003 are as follows:

      Years Ending December 31          Direct Financing      Operating
      ________________________          ________________      _________

                2003                       $  385,000           $81,000
                2004                          497,000              -
                2005                          486,000              -
                2006                          399,000              -
                2007                          358,000              -
             Thereafter                         4,000              -
                                           __________           _______
                                           $2,129,000           $81,000
                                           ==========           =======

3.  RELATED PARTY TRANSACTIONS

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.  RELATED PARTY TRANSACTIONS (continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2003 and 2002 (unaudited):

                                               2003             2002
                                             ________         ________
          Management fee                      $ 6,269          $26,295
          Reimbursable costs                   52,374           44,914

    The Fund keeps its checking and investment accounts at The Bancorp Bank ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.
    The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at March 31, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTION

    The General Partner declared and paid cash distributions of $50,000 and $1,000,000 during the first quarter of 2003 for the months of November and December 2002, respectively.

    The General Partner declared cash distributions of $50,000, $50,000 and $1,000,000 subsequent to March 31, 2003 for the months ended January 31, February 28 and March 31, 2003 to all admitted partners as of January 31, February 28 and March 31, 2003.

FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $103,805 and $203,164 for the three months ended March 31, 2003 and 2002, respec-tively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 80% and 73% of total revenues for the first quarter of 2003 and 2002, respectively. The decrease in total revenues was primarily attributable to the decrease in earned income on direct financing leases. Earned income on direct financing leases decreased in 2003 because of the termination of certain direct financing leases during 2002 as well as the normal monthly amortization of unearned income using the interest method. The overall decrease in earned income on direct financing leases was reduced by the increase in earned income of approximately $27,000 resulting from investments made in direct financing leases since March 2002. The decrease in net gain on sale of equipment also accounted for the overall decrease in revenues during the first quarter of 2003. The Fund recorded no net gain on sale of equipment for the first quarter of 2003 compared to a net gain on sale of equipment of $14,854 for the first quarter of 2002.
The decrease in interest income contributed to the overall decrease in revenues for the quarter ended March 31, 2003, as well. Interest income decreased by approximately $7,000 during the first quarter of 2003 compared to the same period in 2002 due to lower cash balances available for invest-ment by the Fund. The cash invested by the Fund was lower at March 31, 2003 because of significant cash distributions paid to partners during 2002 and 2003 in conformity with the dissolution of the Fund. Furthermore, other income decreased in 2003 because of the decrease in late fees collected on delinquent rents paid. The decrease in this account also contributed to the decrease in total revenues during the first quarter of 2003.

    Expenses were $144,265 and $157,075 during the three months ended
March 31, 2003 and 2002, respectively. Depreciation expense comprised 30% and 31% of total expenses during the first quarter of 2003 and 2002, respectively. The decrease in depreciation expense contributed to the overall decrease in expenses in 2003. This account decreased because of equipment that terminated and was sold during the first quarter of 2002. Additionally, the decrease in management fee to related party also accounted for the decrease in expenses during the first quarter of 2003. The decrease in this account resulted from the decrease in rentals earned on both operating and direct financing leases during the current period. The increase in general and administrative expense and general and administrative expense to related party reduced the amount of the overall decrease in expenses during the first quarter of 2003. General and administrative expense increased during 2003 because of an accrual made for New Jersey filing fees. The state of New Jersey enacted legislation during 2002 that requires a partnership to pay a per partner filing fee to the state with its tax return. General and administrative expense to related party increased by approximately
$7,000 due to an increase in costs incurred by the General Partner to manage the Fund on a daily basis.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    For the three months ended March 31, 2003 and 2002, the Fund had net income (loss) of ($40,460) and $46,089, respectively. The net income
(loss) per equivalent limited partnership unit, after income (loss) allocated to the General Partner was ($2.11) and $1.48 based on a weighted average number of equivalent limited partnership units outstanding of 18,960 and 26,975 for the three months ended March 31, 2003 and 2002, respectively.

    The Fund generated $2,415 and $79,147 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2003 and 2002, respectively. There were no cash distribu-tions paid to partners during the first quarter of 2003 and 2002 for the three months ended March 31, 2003 and 2002. However, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 during the first quarter of 2003 for the months ended November 30 and December 31, 2002, respectively. Subsequent to March 31, 2003, the General Partner declared and paid two cash distributions of $50,000 each and one cash distribution of $1,000,000 to partners totaling $1,100,000 for the first quarter of 2003. Subsequent to March 31, 2002, the General Partner declared and paid two cash distributions of $50,000 each and one cash distribution of $500,000 to partners totaling $600,000 for the first quarter of 2002. The
Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2003 and 2002 that exceeded the amount of cash available from operations for these periods. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods and for lease terms consistent with the plan of dissolution. The Fund invested $1,953,619 in direct financing leases during the quarter ended March 31, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

                      FIDELITY LEASING INCOME FUND VII, L.P.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II:  Other Information

                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 2003

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-15-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-15-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            5-15-03     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-15-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VII, L.P.;

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

Date:  May 15, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VII, L.P.;

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

Date:  May 15, 2003


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 15, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      May __, 2003