Form 10-Q
period 2003-06-30
FIDELITY LEASING INCOME FUND VII L P
filed 2003-08-14
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  __X__  No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Part I:  Financial Information
Item 1:  Financial Statements

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)             (Audited)
                                            June 30,             December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                  $2,474,831              $4,979,885

Accounts receivable                            14,307                   1,530

Due from related parties                       31,845                  29,250

Net investment in direct financing leases     716,923                 159,115

Equipment under operating leases
 (net of accumulated depreciation
 of $317,105 and $231,355,
 respectively)                                168,190                 253,940

Equipment held for sale or lease               98,267                 287,306
                                           __________              __________

       Total assets                        $3,504,363              $5,711,026
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $    5,804              $    5,749

     Accounts payable and
      accrued expenses                         50,839                  64,276

     Due to related parties                   128,296                  59,532

     Security deposits                         12,704                    -
                                           __________              __________

       Total liabilities                      197,643                 129,557

Partners' capital                           3,306,720               5,581,469
                                           __________              __________
       Total liabilities and
        partners' capital                  $3,504,363              $5,711,026
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30                  June 30
                                 2003        2002         2003         2002
                                 ____        ____         ____         ____

Income:
     Earned income on direct
      financing leases         $ 25,502   $110,931      $ 56,354     $201,154
     Rentals                     47,940     47,941       100,051      106,432
     Interest                    14,728     32,132        33,367       57,945
     Gain on sale of equipment,
      net                          -          -             -          14,854
     Other                        1,521      2,679         3,724       16,462
                               ________   ________      ________     ________

                                 89,691    193,683       193,496      396,847
                               ________   ________      ________     ________

Expenses:
     Depreciation                42,876     42,875        85,751       90,787
     General and administrative  29,004     44,382        71,751       82,336
     General and administrative
      to related party           48,060     38,366       100,434       83,280
     Management fee to
      related party               4,040     45,051        10,309       71,346
                               ________   ________      ________     ________

                                123,980    170,674       268,245      327,749
                               ________   ________      ________     ________

Net (loss) income              $(34,289)  $ 23,009      $(74,749)    $ 69,098
                               ========   ========      ========     ========

Net (loss) income per equivalent
  limited partnership unit     $  (2.04)  $   0.47      $  (4.15)    $   1.99
                               ========   ========      ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              16,680     25,510        17,820       26,242
                               ========   ========      ========     ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2003
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, January 1, 2003       $(63,244)   64,773   $5,644,713    $5,581,469

Cash distributions              (22,000)     -      (2,178,000)   (2,200,000)

Net loss                           (747)     -         (74,002)      (74,749)
                               ________    ______   __________    __________

Balance, June 30, 2003         $(85,991)   64,773   $3,392,711    $3,306,720
                               ========    ======   ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2003 and 2002
                                  (Unaudited)
                                                      2003          2002
                                                      ____          ____
Cash flows from operating activities:
     Net (loss) income                            $  (74,749)   $   69,098
                                                  __________    __________
     Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
     Depreciation                                     85,751        90,787
     Gain on sale of equipment, net                     -          (14,854)
     (Increase) decrease in accounts receivable      (12,777)       73,839
     (Increase) decrease in due from related parties  (2,595)       82,523
     Increase (decrease) in lease rents paid
      in advance                                          55       (63,302)
     Increase (decrease) in accounts payable
      and accrued expenses                           (13,437)       (4,013)
     Increase (decrease) in due to related parties    68,764        (9,117)
     Increase (decrease) in security deposits         12,704          -
                                                  __________    __________
                                                     138,465       155,863
                                                  __________    __________
        Net cash provided by operating activities     63,716       224,961
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases        (1,840,930)         -
     Proceeds from sale of equipment                    -           35,000
     Proceeds from direct financing leases,
      net of earned income                         1,481,786     3,057,235
     Acquisition of equipment                         (9,626)         -
                                                  __________    __________
        Net cash (used in) provided by
         investing activities                       (368,770)    3,092,235
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (2,200,000)   (1,750,016)
                                                  __________    __________
        Net cash used in financing activities     (2,200,000)   (1,750,016)
                                                  __________    __________
     (Decrease) increase in cash
      and cash equivalents                        (2,505,054)    1,567,180
     Cash and cash equivalents, beginning
       of period                                   4,979,885     3,877,912
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,474,831    $5,445,092
                                                  ==========    ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases  $  198,664    $    -
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Account-ing and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 req-quires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 will have a material impact on the financial position or results of operations of the Fund.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 will have a material impact on the Fund's fi-nancial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 will have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 32 to 54 months.

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of June 30, 2003 and December 31, 2002 is as follows:

                                             June 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                             -------------   -----------------
     Minimum lease payments to be received      $687,000         $160,000
     Unguaranteed residuals                      263,000            8,000
     Unearned rental income                     (154,000)          (8,000)
     Unearned residual income                    (79,000)          (1,000)
                                                ________         ________
                                                $717,000         $159,000
                                                ========         ========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 58 to 59 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles gener-ally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the six months ended June 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of June 30, 2003 are as follows (unaudited):

      Years Ending December 31          Direct Financing      Operating
      ________________________          ________________      _________

                2003                         $ 95,000           $33,000
                2004                          190,000              -
                2005                          190,000              -
                2006                          116,000              -
                2007                           92,000              -
             Thereafter                         4,000              -
                                             ________           _______
                                             $687,000           $33,000
                                             ========           =======

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

    During the second quarter of 2003, the Fund sold a portion of its invest-ment in a direct financing lease to another Fund in which a subsidiary of the General Partner is a general partner and a portion to LEAF Funding, Inc., a wholly owned subsidiary of the General Partner. The total amount sold was approximately $1,273,000. The investment was sold at its book value and no gain or loss was recorded on these transactions.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2003 and 2002 (unaudited):

                               Three Months Ended      Six Months Ended
                                     June 30               June 30
                               2003         2002       2003        2002
                               ____         ____       ____        ____

    Management fee           $ 4,040      $45,051   $ 10,309     $71,346
    Reimbursable costs        48,060       38,366    100,434      83,280

    The Fund keeps its checking and investment accounts at The Bancorp Bank
    (TBB). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.
    The Fund maintains a normal banking relationship with TBB.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3. RELATED PARTY TRANSACTIONS (continued)

    Amounts due from related parties at June 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTION

    The General Partner declared and paid cash distributions totaling $2,200,000 during the six months ended June 30, 2003 for the months of November and December 2002 and January through April 2003. The General Partner declared and paid cash distributions totaling $1,750,016 during the six months ended June 30, 2002 for the months of October, November and December 2001 and January through April 2002.

    The General Partner declared two cash distributions of $50,000 each subsequent to June 30, 2003 for the months of May and June 2003 to all admitted partners as of May 31 and June 30, 2003.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $89,691 and $193,683 for the three months ended June 30, 2003 and 2002, respectively, and $193,496 and $396,847 for the six months ended June 30, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 82% of total revenues for the second quarter of 2003 and 2002, respectively and 81% and 78% of total revenues for the first six months of 2003 and 2002, respectively. The decrease in revenues was primarily attributable to the decrease in earned income on direct financing leases. Earned income on direct financing leases decreased by approximately $145,000 in 2003 because of the termination or sale of certain direct financing leases since March 2002 as well as the normal monthly amortization of unearned income using the interest method. The overall decrease in interest income also contributed to the decrease in revenues during the six months ended June 30, 2003. Interest income de-creased by approximately $25,000 because of lower cash balances available for investment by the Fund during the six months ended June 30, 2003. The lower cash balances resulted from the cash distributions paid to partners during the last six months of 2002 and the first six months of 2003 as well as cash used to invest in direct financing leases during this same period. Additionally, the Fund had no net gain on sale of equipment during the first six months of 2003 compared to $14,854 during the first six months of 2002. The decrease in this account also contributed to the overall decrease in total revenues in 2003.

    Expenses were $123,980 and $170,674 for the three months ended June 30, 2003 and 2002, respectively, and $268,245 and $327,749 for the six months ended June 30, 2003 and 2002, respectively. Depreciation expense comprised 35% and 25% of total expenses during the quarter ended June 30, 2003 and 2002, respectively and 32% and 28% of total expenses during the six months ended June 30, 2003 and 2002, respectively. The decrease in depreciation expense partially contributed to the overall decrease in expenses during the first six months of 2003. This account decreased because of equipment that term-inated and was sold during the first quarter of 2002. The decrease in total expenses was primarily related to the decrease in management fee to related party. Management fee to related party decreased by approximately $61,000 during 2003 because of the decrease in rentals on direct financing leases that terminated or were sold in 2002 and 2003. Management fee to related party is calculated as a percentage of rentals recorded on both operating and direct financing leases. General and administrative expense also de-creased during the six months ended June 30, 2003. General and administra-tive expense decreased approximately $11,000 because of the decrease in the various costs incurred to operate the Fund on a daily basis. The increase in general and administrative expense to related party reduced the overall decrease in expenses during the six months ended June 30, 2003. General and administrative expense to related party increased by approximately $17,000 due to the increase in costs incurred by the General Partner to manage the Fund on a daily basis.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net (loss) income was ($34,289) and $23,009 for the three months ended June 30, 2003 and 2002, respectively, and ($74,749) and $69,098 for the six months ended June 30, 2003 and 2002, respectively. The (loss) income per equivalent limited partnership unit was ($2.04) and $0.47 based on a weighted average number of equivalent limited partnership units out-standing of 16,680 and 25,510 for the three months ended June 30, 2003 and 2002, respectively. The (loss) income per equivalent limited partnership unit, after (loss) income allocated to the General Partner, was ($4.15) and $1.99 based on a weighted average number of equivalent limited partnership units outstanding of 17,820 and 26,242 for the six months ended June 30, 2003 and 2002, respectively.

    The Fund generated $8,587 and $65,884 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended June 30, 2003 and 2002, respectively. The General Partner declared and paid one cash distribution of $50,000 during the second quarter of 2003 for the month of April 2003. Subsequent to June 30, 2003, the General Partner declared two cash distributions of $50,000 each for the months ended May 31 and June 30, 2003. The General Partner declared and paid one cash distribution of $50,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 for the months ended May 31 and June 30, 2002, respec-tively. For the six months ended June 30, 2003 and 2002, the Fund generated $11,002 and $145,031 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distribu-tions totaling $1,250,000 and $1,700,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 during the first quarter of 2003 for the months of November and December 2002, respectively. The General Partner declared and paid three cash distributions of $50,000 each and one cash distribution of $1,000,000 during the first six months of 2003.
Subsequent to June 30, 2003, the General Partner declared two cash distribu-tions of $50,000 each for the first six months of 2003. The General Partner declared and paid three cash distributions of $50,000 each and one cash distribution of $500,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Partner declared and paid one cash distribution of $50,000 and one cash distribution of $1,000,000 for the first six months of 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

ANALYSIS OF FINANCIAL CONDITION (Continued)

equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $1,840,930 in direct financing leases and pur-chased $9,626 of equipment under operating leases during the quarter ended
June 30, 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 4:  CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 June 30, 2003


Part II:  Other Information


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              3(a) & 4                Amended and Restated Agreement of
                                      Limited Partnership*

              31.1                    Rule 13a-14(a)/15d-14(a) Certification

              31.2                    Rule 13a-14(a)/15d-14(a) Certification

              32.1                    Section 1350 Certification

              32.2                    Section 1350 Certification

          b)  Reports on Form 8-K:  None




*Incorporated by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               FIDELITY LEASING INCOME FUND VII, L.P.




            8-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                                           Exhibit 31.1

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VII, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VII, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VII and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VII and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.