Form 10-Q
period 2003-09-30
FIDELITY LEASING INCOME FUND VII L P
filed 2003-11-19
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                                BALANCE SHEETS
                                    ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                  $  257,054              $4,979,885

Accounts receivable                            24,776                   1,530

Due from related parties                      108,599                  29,250

Net investment in direct financing leases     685,383                 159,115

Equipment under operating leases
 (net of accumulated depreciation
 of $-0- and $231,355,
 respectively)                                   -                    253,940

Equipment held for sale or lease            2,540,442                 287,306
                                           __________              __________

       Total assets                        $3,616,254              $5,711,026
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   10,150              $    5,749

     Accounts payable and
      accrued expenses                         59,090                  64,276

     Due to related parties                   374,424                  59,532

     Security deposits                         10,303                    -
                                           __________              __________

       Total liabilities                      453,967                 129,557

Partners' capital                           3,162,287               5,581,469
                                           __________              __________
       Total liabilities and
        partners' capital                  $3,616,254              $5,711,026
                                           ==========              ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                   2003       2002         2003         2002
                                   ____       ____         ____         ____
Income:
     Earned income on direct
      financing leases           $ 21,469   $ 24,206      $ 77,823    $225,360
     Rentals                       33,403     47,940       133,454     154,372
     Interest                      12,096     37,208        45,463      95,153
     Gain on sale of equipment,
      net                            -          -             -         14,854
     Other                          3,033      1,725         6,757      18,187
                                 ________   ________      ________    ________

                                   70,001    111,079       263,497     507,926
                                 ________   ________      ________    ________

Expenses:
     Depreciation                  29,692     42,875       115,443     133,662
     General and administrative    34,455     32,870       106,206     115,206
     General and administrative
      to related party             47,554     43,868       147,988     127,148
     Management fee to
      related party                 2,733      9,893        13,042      81,239
                                 ________   ________      ________    ________

                                  114,434    129,506       382,679     457,255
                                 ________   ________      ________    ________

Net (loss) income               ($ 44,433)  $(18,427)    ($119,182)   $ 50,671
                                 ========   ========      ========    ========

Net (loss) income per equivalent
  limited partnership unit      ($   2.80)  $  (1.25)    ($   6.90)   $   0.89
                                 ========   ========      ========    ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period                15,693     23,565        17,111      25,350
                                 ========   ========      ========    ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the nine months ended September 30, 2003
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units     Amount         Total
                                _______     _____     ______         _____

Balance, December 31, 2002     $(63,244)   64,773   $5,644,713    $5,581,469

Cash distributions              (23,000)     -      (2,277,000)   (2,300,000)

Net loss                         (1,192)     -        (117,990)     (119,182)
                               ________    ______   __________    __________

Balance, September 30, 2003    $(87,436)   64,773   $3,249,723    $3,162,287
                               ========    ======   ==========    ==========



























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                                                     2003            2002
                                                     ____            ____
Cash flows from operating activities:
     Net (loss) income                           $ (119,182)     $   50,671
                                                 __________      __________

     Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
     Depreciation                                   115,443         133,662
     Gain on sale of equipment, net                    -            (14,854)
     (Increase) decrease in accounts receivable     (23,246)        137,380
     (Increase) decrease in due from related parties(79,349)         20,205
     Increase (decrease) in lease rents paid
      in advance                                      4,401           5,920
     Increase (decrease) in accounts payable
      and accrued expenses                           (5,186)          1,442
     Increase (decrease) in due to related
      parties                                       314,892          34,748
     Increase (decrease) in security deposits        10,303            -
                                                 __________      __________
                                                    337,258         318,503
                                                 __________      __________
     Net cash provided by operating activities      218,076         369,174
                                                 __________      __________
Cash flows from investing activities:
     Investment in direct financing leases       (1,840,930)           -
     Acquisition of equipment                    (2,309,803)           -
     Proceeds from sale of equipment                   -             35,000
     Proceeds from direct financing leases, net
      of earned income                            1,509,826       3,933,892
                                                 __________      __________
     Net cash (used in) provided by
      investing activities                       (2,640,907)      3,968,892
                                                 __________      __________
Cash flows from financing activities:
     Distributions                               (2,300,000)     (2,850,016)
                                                 __________      __________
     Net cash used in financing activities       (2,300,000)     (2,850,016)
                                                 __________      __________
     Increase (decrease) in cash and cash
      equivalents                                (4,722,831)      1,488,050
     Cash and cash equivalents, beginning
      of period                                   4,979,885       3,877,912
                                                 __________      __________
     Cash and cash equivalents, end of period    $  257,054      $5,365,962
                                                 ==========      ==========
Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases $  198,664      $    -
                                                 ==========      ==========
The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                September 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 will have a material impact on the financial position or results of operations of the Fund.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 34 to 60 months.

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of September 30, 2003 and December 31, 2002 is as follows:

                                         September 30, 2003  December 31, 2002
                                              (unaudited)        (audited)
                                         ------------------  -----------------
     Minimum lease payments to be received      $639,000         $160,000
     Unguaranteed residuals                      263,000            8,000
     Unearned rental income                     (142,000)          (8,000)
     Unearned residual income                    (75,000)          (1,000)
                                                ________         ________
                                                $685,000         $159,000
                                                ========         ========

    The Fund had equipment under operating leases that terminated during the second quarter of 2003. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the nine months ended September 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancellable direct financing leases as of September 30, 2003 are as follows (unaudited):

      Years Ending December 31            Direct Financing
      ________________________            ________________

                2003                           $ 47,000
                2004                            190,000
                2005                            190,000
                2006                            116,000
                2007                             92,000
             Thereafter                           4,000
                                               ________
                                               $639,000
                                               ========

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

    The Fund and its affiliate are reimbursed by the Fund for costs incurred to acquire equipment that is leased under operating and direct financing leases. These expense reimbursements are capitalized to the cost of the equipment.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2003 and 2002 (unaudited):

                                 Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  2003        2002         2003        2002
                                  ____        ____         ____        ____

          Management fee        $ 2,733     $ 9,893      $ 13,042   $ 81,239
          Acquisition fee        45,170        -           83,590       -
          Reimbursable costs     47,554      43,868       147,988    127,148

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

    Amounts due from related parties at September 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company or its affiliate for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds and cash distribution money to be transferred to the distribution account.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions totaling $2,300,000 during the nine months ended September 30, 2003 for the months of November and December 2002 and January through June 2003. The General Partner declared and paid cash distributions totaling $2,850,016 during the nine months ended September 30, 2002 for the months of October, November and December 2001 and January through June 2002.

    The General Partner declared three cash distributions of $50,000 each subsequent to September 30, 2003 for the months of July, August and September 2003 to all admitted partners as of July 31, August 31 and September 30, 2003.

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $70,001 and
$111,079 for the three months ended September 30, 2003 and 2002, respec-tively, and $263,497 and $507,926 for the nine months ended September 30, 2003 and 2002, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 78% and 65% of total revenues for the three months ended September 30, 2003 and 2002, respectively and 80% and 75% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenues was primarily due to the decrease in earned income on direct financing leases during the nine months ended September 30, 2003. Earned income on direct financing leases was $77,823 for the nine months ended September 30, 2003 compared to $225,360 for the same period in 2002. The decrease in this account was caused by the normal monthly amortization of unearned income using the interest method. Addition-ally, the termination of certain direct financing leases during the last quarter of 2002 and the first nine months of 2003 accounted for the decrease in earned income on direct financing leases during the nine months ended September 30, 2003. The decrease in total revenues was also caused by the decrease in rental income. Rental income decreased during 2003 because of equipment that terminated and was sold during 2002 and 2003. The Fund had no net gain on sale of equipment for the nine months ended September 30, 2003 compared to $14,854 for the same period in 2002. The decrease in this account also contributed to the overall decrease in revenues in 2003. The decrease in interest income also contributed to the overall decrease in revenues during the nine months ended September 30, 2003. The decrease in this account resulted from lower cash balances available for investment by the Fund during the nine months ended September 30, 2003 compared to the same period in 2002. The Fund's cash balances decreased because of the acquisition of equipment and investments made in direct financing leases during 2003 as well as larger cash distributions paid to partners during 2002 and early 2003. Furthermore, the decrease in other income added to the overall decrease in total revenues in 2003. Other income decreased during the first nine months of 2003 compared to the first nine months of 2002 because of the decrease in late fees charged on delinquent rentals received by the Fund.

    Expenses were $114,434 and $129,506 for the three months ended Septem-ber 30, 2003 and 2002, respectively, and $382,679 and $457,255 for the nine months ended September 30, 2003 and 2002, respectively. Depreciation expense comprised 26% and 33% of total expenses for the three months ended September 30, 2003 and 2002, respectively and 30% and 29% of total expenses for the nine months ended September 30, 2003 and 2002, respectively. The decrease in expenses in 2003 is primarily related to the decrease in manage-ment fee to related party. This account decreased because of the decrease in rentals recorded on both operating and direct financing leases during 2003. Management fee to related party is calculated as a percentage of rental receipts on both operating and direct financing leases. Additionally, the decrease in depreciation expense resulting from the termination of equipment under operating leases also accounted for the overall decrease in expenses

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

in 2003. However, the increase in general and administrative expense to related party reduced the decrease in total expenses for the nine months ended September 30, 2003. This account increased because of the increased costs incurred by the General Partner to manage the Fund on a daily basis.

    The Fund's net (loss) income was ($44,433) and ($18,427) for the three months ended September 30, 2003 and 2002, respectively, and ($119,182) and $50,671 for the nine months ended September 30, 2003 and 2002, respectively. The loss per equivalent limited partnership unit, after loss allocated to the General Partner, was $2.80 and $1.25 based on a weighted average number of equivalent limited partnership units outstanding of 15,693 and 23,565 for the three months ended September 30, 2003 and 2002, respectively. The (loss) earnings per equivalent limited partnership unit, after (loss) earnings allocated to the General Partner, were ($6.90) and $0.89 based on a weighted average number of equivalent limited partnership units outstanding of 17,111 and 25,350 for the nine months ended September 30, 2003 and 2002, respectively.

    The Fund (used) generated ($14,741) and $24,448 of cash from operations, for the purpose of determining cash available for distribution, for the quarter ended September 30, 2003 and 2002, respectively. The General Partner declared and paid three cash distributions of $50,000 each subsequent to September 30, 2003 for the three months ended September 30, 2003. The General Partner declared and paid one cash distribution of $50,000 in September 2002 for the month ended July 31, 2002. Subsequent to September 30, 2002, the General Partner declared and paid cash distributions of $50,000 and $1,000,000 for the months ended August 31 and September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Fund (used) generated ($3,739) and $169,479 of cash from operations for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,400,000 and $2,800,000 for the nine months ended September 30, 2003 and 2002, respectively. The Fund paid cash distributions totaling $1,050,000 during the first nine months of 2003 for the months of October, November and December 2002. The Fund paid five cash distributions of $50,000 each and one cash distribution of $1,000,000 during the first nine months of 2003 and three cash distributions of $50,000 each subsequent to September 30, 2003 for the nine months ended September 30, 2003. In addition, the Fund paid seven cash distributions totaling $1,750,000 during the first nine months of 2002 and cash distributions of $50,000 and $1,000,000 subsequent to September 30, 2002 for the nine months ended September 30, 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                      FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $1,840,930 in direct financing leases and purchased $2,309,803 of equipment held for sale or lease during the nine months ended September 30, 2003. There were no purchases of equipment or investments in direct financing leases made during the nine months ended September 30, 2002.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies through the dissolution of the Fund.

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

                                September 30, 2003


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

               FIDELITY LEASING INCOME FUND VII, L.P.




            11-19-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            11-19-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  November 19, 2003


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

Date:  November 19, 2003


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

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 19, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VII, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 19, 2003