Form 10-Q
period 2004-03-31
FIDELITY LEASING INCOME FUND VII L P
filed 2004-05-05
CIK 858661

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

                     FIDELITY LEASING INCOME FUND VII, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                    ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2004                    2003
                                          ___________            ____________

Cash and cash equivalents                  $2,482,224              $  234,040

Accounts receivable                              -                     91,820

Due from related parties                       84,457                 405,955

Net investment in direct financing leases        -                  2,453,012

Equipment under operating leases (net of
 accumulated depreciation of $14,774 and
 $14,774, respectively)                          -                     73,868

Equipment held for sale or lease                 -                    308,146
                                           __________              __________

       Total assets                        $2,566,681              $3,566,841
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $     -                $   29,035

     Accounts payable and
      accrued expenses                           -                    83,431

     Distributions payable                  2,566,681                100,000

     Security deposits                           -                    13,061

     Due to related parties                      -                   766,566
                                           __________             __________

       Total liabilities                         -                   992,093

Partners' capital                                -                 2,574,748
                                           __________             __________
       Total liabilities and
        partners' capital                  $2,566,681             $3,566,841
                                           ==========             ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                    For the three months ended March 31, 2004

                                  (Unaudited)

                                                    2004
                                                  ________

Income:
     Earned income on direct financing
       leases                                     $ 39,822
     Rentals                                        15,457
     Interest                                        4,550
     Gain on sale of equipment, net                  8,660
                                                  ________

                                                    68,489
                                                  ________

Expenses:
     Depreciation                                   14,774
     General and administrative                     82,496
     General and administrative to related party    78,053
     Management fee to related party                 1,223
                                                  ________
                                                   176,546
                                                  ________

Net loss                                         ($108,057)
                                                  ========

Net loss per equivalent
  limited partnership unit                       ($   8.41)
                                                  ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               12,721
                                                  ========

Net assets in liquidation at January 1, 2004    $2,574,748
  Cash distributions declared -
    Limited Partners                            (2,442,024)
  Cash distributions declared -
    General Partner                                (24,667)
  Net loss                                        (108,057)
                                                __________

Net assets in liquidation at March 31, 2004     $     -
                                                ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF OPERATIONS
                 For the three months ended March 31, 2003

                                  (Unaudited)

                                                   2003
                                                 ________

Income:
     Earned income on direct financing leases    $ 30,852
     Rentals                                       52,111
     Interest                                      18,639
     Other                                          2,203
                                                 ________

                                                  103,805
                                                 ________

Expenses:
     Depreciation                                  42,875
     General and administrative                    42,747
     General and administrative to related
      party                                        52,374
     Management fee to related party                6,269
                                                 ________

                                                  144,265
                                                 ________

Net loss                                        ($ 40,460)
                                                 ========

Net loss per equivalent
  limited partnership unit                      ($   2.11)
                                                 ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period              18,960
                                                 ========







The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                                  (Unaudited)
                                                      2004          2003
                                                    ________      ________
Cash flows from operating activities:
     Net loss                                      $ (108,057)    $  (40,460)
                                                   __________     __________
     Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
     Depreciation                                      14,774         42,875
     Gain on sale of equipment, net                    (8,660)           -
     (Increase) decrease in accounts receivable        91,820        (28,144)
     (Increase) decrease in due from related parties  321,489           (898)
     Increase (decrease) in lease rents paid
       in advance                                     (29,035)         6,494
     Increase (decrease) in accounts payable
       and accrued expenses                           (83,432)        52,467
     Decrease in due to related parties              (766,566)       (46,168)
     Increase (decrease) in security deposits         (13,061)        12,704
                                                   __________     __________
                                                     (472,671)        39,330
     Increase (decrease) in security deposits         (13,061)        12,704
                                                   __________     __________
                                                     (472,671)        39,330
                                                   __________     __________
     Net cash used in operating activities           (580,728)        (1,130)
                                                   __________     __________
Cash flows from investing activities:
     Acquisition of equipment, net                       -           (85,400)
     Proceeds from direct financing leases,
       net of earned income                         2,461,672        152,325
     Proceeds from sale of equipment under
       operating leases                               367,240           -
     Net investment in direct financing leases           -        (1,754,955)
                                                   __________     __________
        Net cash (used in) provided by
          investing activities                      2,828,912     (1,688,030)
                                                   __________     __________
Cash flows from financing activities:
     Distributions                                       -        (1,050,000)
                                                   __________     __________
        Net cash used in financing activities            -        (1,050,000)
                                                   __________     __________
     Decrease in cash and cash equivalents          2,248,184     (2,739,160)
     Cash and cash equivalents, beginning
      of period                                       234,040      4,979,885
                                                   __________     __________
     Cash and cash equivalents, end of period      $2,482,224     $2,240,725
                                                   ==========     ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
     to net investment in direct financing leases  $     -        $  198,664
    Distributions declared not paid                $2,566,681     $     -

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2004

                                  (Unaudited)

BASIS OF PRESENTATION

     The financial statements after September 30, 2003 have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

     The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regula-tions of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial state-ments should be read with the audited financial statements and notes thereto as of December 31, 2003 and for the year then ended. Certain 2003 amounts have been reclassified to conform to the 2004 financial statement presentation.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted Financial Accounting Standards Board ("FASB") Inter-pretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Con-solidation of Variable Interest Entities." FIN 46 clarifies the applica-tion of Accounting Research Bulletin 51, "Consolidated Financial State-ments," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

    Subsequent to the issuance of FIN 46, the FASB issued a revised inter-pretation, FIN 46 (R), the provisions of which must be applied to certain

FIDELITY LEASING INCOME FUND VII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 2004
                                  (Unaudited)

1.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

    variable interest entities by March 31, 2004. The adoption of FIN 46 (R) did not have a material impact on the Funds financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

2.  LIQUIDATION

    On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquida-tion. On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $2,173,147. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

    The General Partner declared a cash distribution of $2,466,691 during the first quarter of 2004 which represented a final liquidating distribu-tion. The distribution was paid in early April 2004.

3.  EQUIPMENT LEASED

    The Fund had equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon expi-ration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases were for initial lease terms ranging from 24 to 60 months.

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

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.  EQUIPMENT LEASED (Continued)

    The Fund had equipment under operating leases that terminated during the second quarter of 2003. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the three months ended March 31, 2004 and 2003.

4.  RELATED PARTY TRANSACTIONS

    The General Partner received 5% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1991 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on actual operations, the Fund was not required to pay any sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2004 and 2003 (unaudited):

                                               2004             2003
                                             ________         ________
          Management fee                      $ 1,223          $ 6,269
          Reimbursable costs                   78,053           52,374

                     FIDELITY LEASING INCOME FUND VII, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund keeps its checking and investment accounts at The Bancorp Bank ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB.
    The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at March 31, 2004 and December 31, 2003 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at December 31, 2003 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

    On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquida-tion. On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $2,173,147. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

5.  CASH DISTRIBUTION

    The General Partner declared a cash distribution of $2,466,691 during the first quarter of 2004 which represented a final liquidating distribu-tion. The distribution was paid in early April 2004.

FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VII, L.P. had revenues of $68,489 and $103,805 for the three months ended March 31, 2004 and 2003, respec-tively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 81% and 80% of total revenues for the first quarter of 2004 and 2003, respectively. The decrease in total revenues was primarily attributed to the decrease in earned income on rentals. Rental income decreased approximately 70% to $15,457 from $52,111 as a result of the planned wind down of the portfolio announced on August 25, 2003.
Earned income on direct financing leases increased as a result of additions to the portfolio in 2003. These additions helped reduce the overall decrease in income for the quarter ended March 31, 2004. The increase in net gain on sale of equipment mitigated the overall decrease in revenues during the first quarter of 2004. The Fund recorded a net gain on sale of equipment of $8,660 for the first quarter of 2004 and no net gain on sale of equipment for the first quarter of 2003. The decrease in interest income contributed to the overall decrease in revenues for the quarter ended March 31, 2004, as well. Interest income decreased by approximately $14,000 during the first quarter of 2004 compared to the same period in 2003 due to lower cash balances available for investment by the Fund. The cash invested by the Fund was lower at March 31, 2004 because of significant cash distributions paid to partners during 2003 and 2004 in conformity with the dissolution of the Fund.

    Expenses were $176,546 and $144,265 during the three months ended
March 31, 2004 and 2003, respectively. The increase in general and administrative expense and general and administrative expense to related party were the overriding cause of the overall increase in expenses between the first quarters of 2004 and 2003. General and administrative expense increased during 2004 because of accruals made for the liquidation of the Fund. General and administrative expense to related party increased due to an in-crease in costs incurred by the General Partner to manage and liquidate the Fund. Depreciation expense for the three months ended March 31, 2004 de-creased by approximately 66% from $42,875 to $14,774. This decrease was the result of the portfolio liquidation that was announced on August 25, 2003.

    For the three months ended March 31, 2004 and 2003, the Fund had net loss of $108,057 and $40,460, respectively. The net loss per equivalent limited partnership unit, after loss allocated to the General Partner was $8.41 and $2.11 based on a weighted average number of equivalent limited partnership units outstanding of 12,721 and 18,960 for the three months ended March 31, 2004 and 2003, respectively.

    The Fund (used) generated ($116,717) and $2,415 of cash from operations, for the purpose of determining cash available for distribution, during the quarter ended March 31, 2004 and 2003, respectively. There were no cash distributions paid to partners during the first quarter of 2004 and there were no cash distributions paid to partners during the first quarter of 2003 for the three months ended March 31, 2004 and 2003. Subsequent to March 31, 2003, the General Partner declared and paid two cash distributions of $50,000

                     FIDELITY LEASING INCOME FUND VII, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

each and one cash distribution of $1,000,000 to partners totaling $1,100,000 for the first quarter of 2003. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are declared.

ANALYSIS OF FINANCIAL CONDITION

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

    The cash position of the Fund was reviewed daily and cash was invested on a short-term basis. The General Partner declared a cash distribution of $2,466,691 during the first quarter of 2004, which represented a final liquidating distribution. The distribution was paid in early April 2004.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II:  Other Information

                      FIDELITY LEASING INCOME FUND VII, L.P.

                                 March 31, 2004

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

               FIDELITY LEASING INCOME FUND VII, L.P.




            5-5-04     By:   /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-5-04     By:   /s/ Robert K. Moskovitz
                             ____________________________
                             Robert K. Moskovitz
                             Chief Financial Officer and Treasurer
                             of LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  May 5, 2004


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

Date:  May 5, 2004


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



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 5, 2004

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



      /s/ Robert K. Moskovitz
      ________________________
      Robert K. Moskovitz
      Principal Financial Officer of LEAF Financial Corporation
      May 5, 2004